Form 10-Q
period 2001-12-31
AIRPLANES US TRUST; AIRPLANES LTD
filed 2002-02-15
CIK 1004540, 1004539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

                       Commission file number 33-99970-01

                                   ---------

     Airplanes Limited                               Airplanes U.S. Trust
            Exact Name of Registrants as specified in memorandum of
                        association or trust agreement

     Jersey, Channel Islands                             Delaware
         (State or other jurisdiction of incorporation or organization)
              7359                                      13-3521640
            SIC Code                        (I.R.S. Employer Identification No.)
        Airplanes Limited                           Airplanes U.S. Trust
       22 Grenville Street                        1100 North Market Street,
           St. Helier                               Rodney Square North
         Jersey, JE4 8PX                            Wilmington, Delaware
         Channel Islands                                 19890-0001
      (011 44 1534 609 000)                            (302-651-1000)
            (Addresses and telephone numbers, including area codes,
                 of Registrants' principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]                                              No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
Issuer                              Class                      December 31, 2001

Airplanes Limited       Common Stock, $1.00 par value                  30

                   Airplanes Limited and Airplanes U.S. Trust

          Form 10-Q for the Three Month Period Ended December 31, 2001

                                     Index

Part I.   Financial Information                                        Page No.

Item 1.   Financial Statements (Unaudited)                                3

          - Unaudited Condensed Balance Sheets -
            December 31, 2001 and March 31, 2001
          - Unaudited Condensed Statements of Operations -
            Three Months Ended December 31, 2001 and December 31, 2000
          - Unaudited Condensed Statements of Operations -
            Nine Months Ended December 31, 2001 and December 31, 2000
          - Unaudited Condensed Statement of Comprehensive Income - Three Months Ended December 31, 2001 and December 31, 2000
          - Unaudited Condensed Statement of Comprehensive Income - Nine Months Ended December 31, 2001 and December 31, 2000
          - Unaudited Statements of Changes in Shareholders Deficit/Net Liabilities - Nine Months Ended December 31, 2001 and December 31, 2000
          - Unaudited Condensed Statements of Cash Flows - Nine Months Ended December 31, 2001 and December 31, 2000
          - Notes to the Unaudited Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of Financial              15
          Condition and Results of Operations
          - Introduction
          - Results of Operations - Three Months Ended
            December 31, 2001 compared with Three Months
            Ended December 31, 2000
          - Results of Operations - Nine Months Ended
            December 31, 2001 Compared with
            Nine Months Ended December 31, 2000
          - Comparison of Actual Cashflows Versus
            The 2001 Base Case for the Three Month
            Period Ended January 15, 2002

Item 3.   Quantitative and Qualitative Disclosures about Market Risks    50

Part II.  Other Information

Item 1.   Legal Proceedings                                              55

Item 6.   Exhibits and Reports on Form 8 - K                             55

Signatures

Index to Exhibits
Appendix 1 Airplanes Group Portfolio

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                AIRPLANES GROUP

                       UNAUDITED CONDENSED BALANCE SHEETS


                                                        March 31,                           December 31,
                                            ---------------------------------     --------------------------------
                                                          2001                                  2001
                                            ---------------------------------     --------------------------------
                                            Airplanes   Airplanes                 Airplanes   Airplanes
                                             Limited      Trust      Combined      Limited      Trust     Combined
                                            ---------   ----------   --------     ---------   ---------   --------
                                                       ($millions)                          ($millions)
ASSETS

Cash                                              191            6        197           136           6        142
Accounts receivable
    Trade receivables                              19           11         30            23           9         32
    Allowance for doubtful debts                  (12)          (7)       (19)          (13)         (7)       (20)
Amounts due from Airplanes Limited                  -           46         46             -          38         38
Net investment in capital and sales
     type leases                                    7            -          7             -           -          -
Aircraft, net                                   2,543          209      2,752         2,182         152      2,334
Other assets                                        6            4         10             2           -          2
                                            ---------    ---------   --------     ---------   ---------   --------
Total assets                                    2,754          269      3,023         2,330         198      2,528
                                            =========    =========   ========     =========   =========   ========


LIABILITIES

Accrued expenses and other liabilities          1,111          104      1,215         1,440         134      1,574
Amounts due from Airplanes Trust                   46            -         46            38           -         38
Indebtedness                                    3,185          310      3,495         3,033         296      3,329
Provision for maintenance                         233           13        246           245          13        258
Deferred income taxes                              58           40         98            53          34         87
                                            ---------    ---------   --------     ---------   ---------   --------
Total liabilities                               4,633          467      5,100         4,809         477      5,286
                                            ---------    ---------   --------     ---------   ---------   --------
Net liabilities                                (1,879)        (198)    (2,077)       (2,479)       (279)    (2,758)
                                            ---------    ---------   --------     ---------   ---------   --------
                                                2,754          269      3,023         2,330         198      2,528
                                            =========    =========   ========     =========   =========   ========

             See notes to unaudited Condensed Financial Statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                             Three Months Ended December 31,
                                            ----------------------------------------------------------------------
                                                          2000                                  2001
                                            ---------------------------------     --------------------------------
                                            Airplanes   Airplanes                 Airplanes   Airplanes
                                             Limited      Trust      Combined      Limited      Trust     Combined
                                            ---------   ----------   --------     ---------   ---------   --------
                                                       ($millions)                          ($millions)
Revenues
Aircraft leasing                                  107          11         118            89           7         96
Aircraft sales                                      7           6          13             1           -          1

Expenses
Cost of Aircraft sold                              (3)         (5)         (8)            -           -          -
Impairment Provision                                -           -           -          (244)        (47)      (291)
Depreciation and amortisation                     (39)         (3)        (42)          (37)         (4)       (41)
Net interest expense                             (125)        (12)       (137)         (142)        (14)      (156)
Provision for maintenance                           -           -           -             -           -          -
Bad and doubtful debts                              -          (1)         (1)            2           -          2
Provision for loss making leases, net              (4)          -          (4)            5          (1)         4
Other lease costs                                 (19)          -         (19)          (17)         (1)       (18)
Selling, general and administrative
     expenses                                      (8)         (1)         (9)           (9)         (1)       (10)
                                            ---------   ---------    --------     ---------   ---------   --------
Operating (loss) before
provision for income taxes                        (84)         (5)        (89)         (352)        (61)      (413)
Income tax benefit/(charge)                         1           -           1             1           6          7
                                            ---------   ---------    --------     ---------   ---------   --------
Net (loss)                                        (83)         (5)        (88)         (351)        (55)      (406)
                                            =========   =========    ========     =========   =========   ========

             See notes to unaudited Condensed Financial Statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                             Nine Months Ended December 31,
                                            ----------------------------------------------------------------------
                                                          2000                                  2001
                                            ---------------------------------     --------------------------------
                                            Airplanes   Airplanes                 Airplanes   Airplanes
                                             Limited      Trust      Combined      Limited      Trust     Combined
                                            ---------   ----------   --------     ---------   ---------   --------
                                                       ($millions)                          ($millions)
Revenues
Aircraft leasing                                  324           32        356           298          24        322
Aircraft sales                                      8            6         14             4           -          4

Expenses
Cost of Aircraft sold                              (4)          (5)        (9)           (3)          -         (3)
Impairment Provision                                -            -          -          (244)        (47)      (291)
Depreciation and amortisation                    (116)         (12)      (128)         (113)        (11)      (124)
Net interest expense                             (360)         (36)      (396)         (409)        (41)      (450)
Provision for maintenance                           -            -          -             -           -          -
Bad and doubtful debts                             (5)          (3)        (8)            -          (1)        (1)
Provision for loss making leases, net             (11)           -        (11)          (10)         (1)       (11)
Other lease costs                                 (58)          (2)       (60)          (53)         (4)       (57)
Selling, general and administrative
     expenses                                     (24)          (2)       (26)          (25)         (2)       (27)
                                            ---------   ----------   --------      --------    --------   --------
Operating (loss) before
provision for  income taxes                      (246)         (22)      (268)         (555)        (83)      (638)
Income tax benefit/(charge)                         3            1          4             3           7         10
                                            ---------   ----------   --------      --------    --------   --------
Net (loss)                                       (243)         (21)      (264)         (552)        (76)      (628)
                                            =========   ==========   ========      ========    ========   ========

             See notes to unaudited Condensed Financial Statements

                                AIRPLANES GROUP

          UNAUDITED CONDENSED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)


                                                             Three Months Ended December 31,
                                            ----------------------------------------------------------------------
                                                          2000                                  2001
                                            ---------------------------------     --------------------------------
                                            Airplanes   Airplanes                 Airplanes   Airplanes
                                             Limited      Trust      Combined      Limited      Trust     Combined
                                            ---------   ----------   --------     ---------   ---------   --------
                                                       ($millions)                          ($millions)
Loss for the period                              (83)          (5)        (88)         (351)        (55)      (406)


Other Comprehensive Loss

 - Net change in cashflow hedges                   -            -           -             8           1          9



                                            ---------   ----------   ---------     ---------    --------   --------
Comprehensive Loss                               (83)          (5)        (88)         (343)        (54)      (397)
                                            =========   ==========   =========     =========    ========   ========

             See notes to unaudited Condensed Financial Statements

                                AIRPLANES GROUP

          UNAUDITED CONDENSED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)


                                                             Nine Months Ended December 31,
                                            ----------------------------------------------------------------------
                                                          2000                                  2001
                                            ---------------------------------     --------------------------------
                                            Airplanes   Airplanes                 Airplanes   Airplanes
                                             Limited      Trust      Combined      Limited      Trust     Combined
                                            ---------   ----------   --------     ---------   ---------   --------
                                                       ($millions)                          ($millions)
Loss for the period                              (243)        (21)       (264)        (552)        (76)      (628)


Other Comprehensive Loss
 - Cumulative effect of accounting changes          -           -           -          (30)         (3)       (33)
 - Net change in cashflow hedges                    -           -           -          (18)         (2)       (20)



                                            ----------  ----------   ---------    ---------   ---------   --------
Comprehensive Loss                               (243)        (21)       (264)        (600)        (81)      (681)
                                            ==========  ==========   =========    =========   =========   ========

             See notes to unaudited Condensed Financial Statements

                                AIRPLANES GROUP

    UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

           Nine Months Ended December 31, 2001 and December 31, 2000


                                                                              Airplanes
                                            Airplanes Limited                   Trust       Combined
                                 -----------------------------------------   -----------  -------------
                                                                                          Shareholders
                                  Share            Net       Shareholders'       Net       Deficit/Net
                                 Capital       Liabilities     Deficit       Liabilities   Liabilities
                                 -----------------------------------------   -----------   ------------
                                 ($millions)   ($millions)   ($millions)     ($millions)    ($millions)
Balance at March 31, 2000             -           1,546          1,546             181          1,727

Net loss for the period                             243            243              21            264

                                 -------      ---------     ----------      ----------      ---------
Balance at December 31, 2000          -           1,789          1,789             202          1,991
                                 =======      =========     ==========      ==========      =========


Balance at March 31, 2001             -           1,879          1,879             198          2,077

Net loss for the period               -             552            552              76            628

Other Comprehensive Loss              -              48             48               5             53

                                 -------      ---------     ----------      ----------      ---------
Balance at December 31, 2001          -           2,479          2,479             279          2,758
                                 =======      =========     ==========      ==========      =========

             See notes to unaudited Condensed Financial Statements

                                AIRPLANES GROUP

                  UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS


                                                             Nine Months Ended December 31,
                                            ----------------------------------------------------------------------
                                                          2000                                  2001
                                            ---------------------------------     --------------------------------
                                            Airplanes   Airplanes                 Airplanes   Airplanes
                                             Limited      Trust      Combined      Limited      Trust     Combined
                                            ---------   ----------   --------     ---------   ---------   --------
                                                       ($millions)                          ($millions)
Cash flows from operating activities
Net loss                                        (243)          (21)      (264)        (552)        (76)       (628)
Adjustment to reconcile (net loss)
to net cash provided by operating
  activities:
Depreciation and impairment                      116            12        128          357          58         415
Aircraft maintenance, net                        (14)           (2)       (16)          13           -          13
Profit on disposal of aircraft                    (4)           (1)        (5)          (1)          -          (1)
Deferred income taxes                             (3)           (1)        (4)          (3)         (7)        (10)
Provision for loss making leases                  11             -         11           10           1          11
Provision for bad debts                            5             3          8            -           1           1
Accrued and deferred interest expense            212            21        233          282          28         310

Changes in operating assets & liabilities:
Accounts receivable                                -            (6)        (6)          (5)          2          (3)
Intercompany account movements                    11           (11)         -           (7)          7           -
Other accruals and liabilities                    (9)            1         (8)         (10)         (3)        (13)
Other assets                                       -             8          8            4           4           8

                                            --------     ---------   --------    ---------    --------    --------
Net cash provided by operating activities         82             3         85           88          15         103
                                            ========     =========   ========    =========    ========    ========


Cash flows from investing activities
Purchase/Sale of aircraft                          4             7         11            2           -           2
Capital and sales type leases                      4             -          4            7           -           7
Net cash provided by
                                            --------     ---------   --------    ---------    --------    --------
investing activities                               8             7         15            9           -           9
                                            ========     =========   ========    =========    ========    ========

Cash flows from financing activities
Decrease in indebtedness                        (103)          (10)      (113)        (152)        (15)       (167)

                                            --------     ---------   --------    ---------    --------    --------
Net cash used in financing activities           (103)          (10)      (113)        (152)        (15)       (167)
                                            ========     =========   ========    =========    ========    ========

Net decrease in cash                             (13)            -        (13)         (55)          -         (55)

Cash at beginning of period                      197             6        203          191           6         197
                                            --------     ---------   --------    ---------    --------    --------

Cash at end of period                            184             6        190          136           6         142
                                            ========     =========   ========    =========    ========    ========

Cash paid in respect of:
Interest                                         151            15        166          128          14         142
                                            ========     =========   ========    =========    ========    ========

             See notes to unaudited Condensed Financial Statements

Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1.   Basis of Preparation

The accompanying unaudited condensed financial statements of Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited"), and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust" and together with Airplanes Limited, "Airplanes Group") and the combined unaudited condensed balance sheets, statements of operations, statements of comprehensive income, statement of changes in shareholders deficit/net liabilities and statements of cash flows of Airplanes Group (together the "financial statements") have been prepared on a going concern basis in conformity with United States generally accepted accounting principles. The financial statements are presented on a historical cost basis.

The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of December 31, 2001 and for the three and nine month periods ending December 31, 2001 and December 31, 2000. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

References to Airplanes Group in these notes to the unaudited condensed financial statements relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust.

Recent Events

The effects of the events of September 11, 2001 together with the downturn in the world economic conditions which was already evident, have included, among other things, a reduction in demand for air travel leading to a contraction of operations by airlines including, grounding of aircraft by airlines, bankruptcy and/or consolidation of airlines, fluctuations in the price of fuel, increased costs due to new security measures adopted by the relevant aviation authorities, and increased insurance premiums required by the insurance markets. In particular, many of our lessees have made requests for amongst other things, rental reductions and deferrals, early return of aircraft and other cashflow alleviation measures. In particular, there has been a sharp increase in the availability of aircraft for lease leading to significant over capacity, increased downtime, a decline in lease rates and a fall in the realisable value for aircraft in open market sale transactions. The effect of these events has been reflected in our results to December 31, 2001 by way of significant impairment provisions with respect to the carrying value of certain of our aircraft and reduced rental income. Future results will be affected by the restructurings recently agreed by the servicer as well as those which are currently being negotiated by the servicer, increased downtime and decreased lease rates and sales prices achievable for aircraft as a result of the oversupply of aircraft.

We have reviewed our fleet for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). Under SFAS 144, Airplanes Group's policy is to recognize an impairment charge when an asset's carrying value is greater than its net undiscounted expected future cash flows. The amount of the charge is the difference between the asset's carrying value and its fair market value. We have determined that the estimated net future cash flows to be generated by certain of our aircraft, in particular our B767, F100 and DC8-71F fleets, will be less than their carrying value. These aircraft have been written down to their fair value, as estimated based on the expected net discounted future cash flows to be generated by the aircraft over their estimated remaining lives. Accordingly an impairment charge of $291 million (Airplanes Limited $244 million; Airplanes Trust $47 million) has been recognized during the quarter.

At December 31, 2001 Airplanes Group had contracted to receive the following operating lease rentals:

     Period ending March 31,    Airplanes     Airplanes
                                  Limited         Trust
                                       $M            $M
     2002                              74             5
     2003                             265            17
     2004                             171            14
     2005                             106             7
     2006                              67             4
     Thereafter                        53            13
                                      ---            --
                                      726            60
                                      ===            ==

The above represents a significant reduction in the contracted operating lease rentals disclosed in our Report on Form 10K for the year ended 31 March, 2001. The combined total has reduced by a total of $193 million. However, the servicer continues to re-negotiate with certain lessees and the above minimum contracted rentals will change further.

As a result of the significant downturn in the market, causing a significant reduction in our cashflows and the decline in our appraised values, there will be further redirection of available cashflows towards the senior note classes, both in the near term and possibly also in the long term. These factors will give rise to the possibility of us not being able to pay scheduled interest on certain note classes on a monthly basis and not being able to repay in full, the principal on certain note classes by the legal final maturity date.

On December 12, 2001 Moody's announced a downgrade of our class C notes from rating Baa2 to Ba3, and a downgrade of the class D notes from Ba2 to B2. The notes are no longer on credit watch negative by Moodys. On December 21, 2001 Fitch downgraded the class C notes from BBB to BB and the class D notes from BB to B. They have also left all classes on credit watch negative.

New Accounting Pronouncement

Derivative Instruments and Hedging Activities:

On April 1, 2001 we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133". As a result, all derivatives are now recognized on the balance sheet at their fair value. All derivatives are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" instrument. All of our interest rate swaps are currently designated as cashflow hedges while our swaptions are designated as trading instruments.

We have a detailed hedging policy, which has been approved by the Board of Directors and Controlling Trustees and the Rating Agencies. As part of this hedging policy we have formally documented all relationships between hedging instruments and hedged items as well as our risk-management objective and strategy for undertaking various hedge transactions.

This process includes linking all derivatives that are designated as cashflow hedges to specific liabilities on the balance sheet. We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are included in the "Net change in cashflow hedges" on page 7, until earnings are affected by the variability in cash flows of the designated hedged item.

Hedge accounting is discontinued prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or it is determined that designation of the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the balance sheet, and recognize any changes in its fair value in earnings. In all situations where derivatives are designated as trading instruments, they are carried at fair value on the balance sheet and any changes in fair value are recognized in earnings.

The Statement of Comprehensive Income shows the opening effect as at April 1, 2001 of the adoption of FAS 133 being $(33) million i.e. if sold would result in a loss of $33 million. The net change in the value of cashflow hedges for the nine months ended December 31, 2001 was a further decrease of $20 million.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be disposed of". SFAS 144 established additional criteria to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations", but does not allow for the accrual of future operating losses, as was previously permitted. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively. We have adopted SFAS 144 as of the beginning of the year ending March 31, 2002 and the provisions of SFAS 144 were applied in the determination of the impairment charge we incurred in the third quarter.

2.   Securitization Transaction

On March 28, 1996 (the "Closing Date"), debis AirFinance Ireland plc ("debis AirFinance Ireland") (formerly AerFi Group plc) and its subsidiary undertakings (collectively "debis AirFinance") refinanced on a long-term basis certain indebtedness due to commercial banks and other senior secured lenders. The refinancing was effected through a major aircraft securitization transaction (the "Transaction").

Under the terms of the Transaction, the following special purpose vehicles were formed: Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands, and Airplanes U.S. Trust, a trust formed under the laws of Delaware. Airplanes Group acquired directly or indirectly from debis AirFinance a portfolio of 229 commercial aircraft and related leases. The Transaction was effected by a sale to Airplanes Limited and Airplanes Trust of 100% of the stock of the existing subsidiaries of debis AirFinance that owned and leased the aircraft.

Simultaneously with such transfers, we issued notes of $4,048 million in aggregate principal amount in four classes: class A, class B, class C and class D, with approximately 90% of the principal amount of the notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. We also issued class E notes of $604 million which are subordinate to the A - D notes and these class E notes were acquired by debis AirFinance as part consideration for the transfer to us of the aircraft and certain related lease receivables. Of the $604 million class E notes issued, approximately $13 million were subsequently cancelled on July 30, 1996 under the terms of the Transaction.

On March 16, 1998, we completed a refinancing of $2,437 million of class A and class B notes. On November 20, 1998, debis AirFinance Ireland and its subsidiary, debis AirFinance Inc (formerly AerFi, Inc.) transferred their class E notes to General Electric Capital Corporation.

On March 15, 2001, we completed a refinancing of $750 million of class A notes.

Indebtedness at December 31, 2001 represents the aggregate of the outstanding class A - D notes and class E notes (net of approximately $0.2 million of discounts on issue and net of $13 million of class E notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes (the "Guarantees").

The accompanying financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 14) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by United States generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 2001, previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Airplanes Limited is a limited liability company formed under the laws of Jersey, Channel Islands. Airplanes U.S. Trust is a Delaware business trust. "Airplanes Group" refers to Airplanes Limited and Airplanes Trust, and in this report, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust. We are in the business of leasing aircraft to aircraft operators around the world. At December 31, 2001, we owned 188 aircraft, 182 of which were on lease to 64 lessees in 35 countries.

On March 28, 1996, we established eight separate pass through trusts to issue and sell $4,048 million in aggregate principal amount of subclass A-1, A-2, A-3, A-4 and A-5 and class B, C and D pass through certificates in an underwritten offering. We used the proceeds from this offering, together with the proceeds from the sale of the class E notes of Airplanes Limited and Airplanes Trust to debis AirFinance Ireland plc (then known as GPA Group plc) to acquire a portfolio of 229 aircraft from debis AirFinance Ireland and its subsidiaries. We use the rental payments that we receive from leasing the aircraft to pay interest and principal on this debt. On March 16, 1998, we established four additional pass through trusts to issue and sell $2,437 million in aggregate principal amount of subclass A-6, A-7 and A-8 and class B certificates in connection with the refinancing of our subclass A-1, A-2 and A-3 and class B certificates. On November 20, 1998, GE Capital acquired a majority of the class E notes from debis AirFinance Ireland (then known as AerFi Group) and its subsidiaries. On that date, a subsidiary of debis AirFinance Ireland also granted GE Capital an option to acquire the residual interest in Airplanes Trust. The subclass A-5 certificates were fully repaid as of May 15, 1998.

We established a new pass through trust on March 15, 2001 to issue and sell $750 million in aggregate principal amount of subclass A-9 certificates which rank equally in right of payment with our outstanding subclass A-6 and A-8 certificates. We used the proceeds from this offering to refinance our subclass A-4 and A-7 certificates and the corresponding subclass A-4 and A-7 notes. On May 30, 2001 we consummated an exchange offer under which the subclass A-9 certificates were exchanged for certificates which are registered with the Securities and Exchange Commission. The registration statement filed by us in connection with the exchange offer went effective on April 26, 2001.

The discussion and analysis which follows is based primarily on the combined operating results of Airplanes Limited and Airplanes Trust and not on their results reported as individual entities. It should be noted, however, that the notes and the Guarantees comprise obligations of two different legal entities owning different assets. The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust believe that a combined discussion is the most appropriate basis of presentation because:

     o Airplanes Limited and Airplanes Trust are not intended to be regarded as separate businesses but rather on the basis of one combined aircraft fleet.

     o Each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective notes.

The notes and Guarantees have been structured to ensure that no payments are made on a junior class of notes of Airplanes Limited or Airplanes Trust, as the case may be, before any amounts due and payable on a more senior class of notes of Airplanes Limited or Airplanes Trust, respectively, are paid pursuant to the Guarantees.

General

Substantially all of our business consists of aircraft operating lease activities. However, we may also engage in aircraft sales subject to certain limitations and guidelines. Our revenues and operating results are determined by a number of significant factors including (i) trading conditions in the civil aviation industry, and in particular, the market for aircraft on operating leases, (ii) the mix, relative age and popularity of the various aircraft types in the portfolio of aircraft owned by us and (iii) our financial resources and liquidity position relative to our competitors who may possess substantially greater financial resources.

This quarterly Report on Form 10Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Statements in this document which are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbour provided by Section 21E of the Securities Exchange Act of 1934. In most cases, you can identify these forward looking statements by such terms as "may", "should", "expect", "plan", "believe", "estimate", "potential", "continue" or similar terms that relate to the future or express uncertainty. Our actual results and business experience could differ materially from those anticipated in these forward looking statements. In evaluating these statements, you should specifically consider various factors, including risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Recent Developments

During the current financial year there has been a downturn in the world economic climate with a consequential negative impact on the operating conditions in the world aviation industry. On September 11, 2001, terrorists hijacked and crashed four United States commercial aircraft causing significant loss of life, property damage and economic disruption. As a result, air travel in the United States was suspended for several days. The full effect that these terrorist attacks, the fallout since then and the subsequent military action in Afghanistan may have for the aviation industry over the longer term is not yet fully known. The pre-existing economic downturn has been exacerbated by the events of September 11 in the U.S. and the economic and political fall out since then. Subsequent to these events, two significant European carriers (Swissair and Sabena) filed for bankruptcy and major American carriers announced very large financial losses.

The effects of the events of September 11, together with the downturn in the world economic conditions which was already evident, have included, among other things, a reduction in demand for air travel, leading to a contraction of operations by airlines including grounding of aircraft by airlines, bankruptcy and/or consolidation of airlines, fluctuations in the price of fuel, increased costs due to new security measures adopted by the relevant aviation authorities, and increased insurance premiums required by the insurance markets. In particular, airlines worldwide are currently experiencing difficulties in maintaining war insurance cover in the amounts required under their leases with us and other lessors. While these insurance issues have been mitigated in certain jurisdictions by a number of temporary government schemes, in the absence of longer term satisfactory solutions on this matter, it may be necessary for certain aircraft to be grounded.

These events have been reflected in our results for the three and nine month periods ended December 31, 2001, by way of reduced lease rentals and impairment provisions in respect of the carrying value of certain of our aircraft. The impairment provision of $291 million relates primarily to three aircraft types (B767s, F100s and DC8-71Fs) and reflects poor perceived future lease prospects for these aircraft. The reduced rentals are a result of a number of our lessees experiencing financial difficulties and having made approaches to the servicer requesting, amongst other things, rental holidays, rental restructurings, the early return of aircraft and a number of other measures, all of which are designed to ensure the continued survival of these lessees in this extremely difficult business environment.

Rental restructurings typically involve the rescheduling of rental payments over a specified period and/or the reduction of current rentals usually in return for extensions of the relevant leases. These arrangements can also include forgiveness of amounts in respect of past due rents. While the servicer attempts to limit concessions, the current worldwide commercial aircraft market is characterized not only by a large number of weak lessees, but also by overcapacity of available aircraft in every aircraft category and restructuring of leases is often the only way to keep our aircraft in use and earning revenues.

These conditions, the scope and the duration of which cannot be predicted at this time, are having a material adverse impact on the financial condition of certain of our lessees and their ability to perform their obligations under their leases. There has been reduced demand for our aircraft which is impacting our ability to re-lease aircraft on a timely basis at favorable rates. These factors are also causing a significant reduction in our cashflows which will adversely affect our ability to make payments on the notes, including the timing of principal and interest payments. In addition, as a result of the significant downturn in the aviation market, there has been a decline of 10.15%, being $143m greater than the decline assumed under the terms of the notes, in the appraised value of our fleet in the year to January 31, 2002 (see
Item 2 - Comparison of Actual Cashflows versus the 2001 Base Case) and this will cause the further redirection of available cashflows towards the senior note classes, both in the near term and possibly also in the longer term. This combined with the reduction in operating cashflows will give rise to the possibility of us not being able to pay scheduled interest on certain note classes on a monthly basis and not being able to repay in full, the principal on certain note classes by the legal final maturity date. As a consequence of these adverse economic, political and trading conditions, we expect to perform worse than the 2001 Base Case assumptions as set out in the offering memorandum issued by Airplanes Group on March 8, 2001. In addition, in light of the age of our fleet, should the oversupply of aircraft continue in the longer term, certain of our aircraft may become obsolete significantly earlier than the useful life expectancy assumed in the 2001 Base Case assumptions.

The events of September 11, 2001 and the subsequent fallout since then have led to a number of announcements by the rating agencies. On September 20, 2001, Fitch announced that it was placing all structured aircraft securities including the Airplanes Group notes on ratings watch negative following the terrorist attacks of September 11, 2001. Standard & Poor's, in a release dated September 27, 2001, placed the Airplanes Group class C and class D notes on credit watch with negative implications. On September 21, 2001 Moody's placed the Airplanes

Group class D notes on watch for possible downgrade and on October 30, 2001 Moody's announced that it was also placing the Airplanes Group class C notes on watch for possible downgrade.

On December 12, 2001 Moody's announced a downgrade of our class C notes from rating Baa2 to Ba3 and a downgrade of the class D notes from Ba2 to B2. The Airplanes Group notes are no longer on credit watch negative by Moodys. On December 21, 2001 Fitch downgraded the class C notes from BBB to BB and the class D notes from BB to B. They have also left all classes on credit watch negative.

At December 31, 2001, we had fifty six aircraft scheduled to be remarketed before December 31, 2002. These comprise seven B737 400s / 500s, six B727/B737-200As, eleven DHC8s, six MD83s, one MD11, five DC8s, two B767s, one A300, one A320, three Metro IIIs, ten DC9s, two ATR42s and one B757-200. Furthermore, in light of existing negotiations with certain lessees, we expect we will also experience early redeliveries of aircraft. As a result of the current over supply of aircraft in the market place, we will experience difficulties in placing certain of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are likely to be lower, and in some cases materially lower, than lease rates applicable to the current lease.

The Lessees

Europe:
At December 31, 2001 we leased 53 aircraft which represented 32.02% of our portfolio by appraised value at January 31, 2002 to operators in Europe.

In the three months ended December 31, 2001, a Czech Republic lessee of one B737-400 aircraft, representing 0.84% of our portfolio by apprised value at January 31, 2002 was granted rental concessions under its lease agreement. The rental was changed from a fixed rental to a power by the hour (PBTH) rental for six months with a minimum rental 60% below the previous fixed rental.

One Dutch lessee of seven DHC8-300 aircraft, representing 1.68% of our portfolio by appraised value at January 31, 2002, following the cancellation of certain contracts, has grounded four of the aircraft. The lessee continues to meet its obligations under the leases and the servicer is in discussions regarding the possible extension of some of the aircraft.

During the three month period ended December 31, 2001 a Turkish lessee of five B737-400 aircraft and two B737-500 aircraft, representing 5.56% of our portfolio by appraised value at January 31, 2002, signed a letter of intent to extend the leases in respect of six of the aircraft, for an average of 23 months from lease expiry at rates approximately 30% below the current rentals.

One Italian lessee of two B737-300 aircraft and two B737-400 aircraft at December 31, 2001 representing 3.08% of our portfolio by appraised value at January 31, 2002, took delivery of the two B737-400 aircraft during the three month period ended December 31, 2001. In conjunction with this delivery the lease rentals on the B737-300 aircraft were reduced by 14% for the remaining period of the leases.

As of December 31, 2001, one Spanish lessee, representing 3.33% of our portfolio by appraised value at January 31, 2002, following negotiations with the servicer had signed a restructuring of its payment obligations under its leases with us, which includes an extension of certain of the leases to compensate for a reduction in lease rentals of approximately 15%. Further amendments to this restructuring, including further rental reductions for the winter period, have also been agreed.

At December 31, 2001, one French lessee representing 0.62% of our portfolio by appraised value as of January 31, 2002, following a filing for protection from its creditors, was in arrears. The servicer is discussing a potential restructuring of the lease with the lessee.

One Macedonian former lessee of one MD83 aircraft representing 0.48% of our portfolio by appraised value as of January 31, 2002, agreed to the early redelivery of the aircraft during the three month period ended December 31, 2001.

One lessee of two B737-200A aircraft in Kazakhstan, representing 0.23% of our portfolio by appraised value as of January 31, 2002, was in arrears at December 31, 2001. The servicer is in discussions with the lessee regarding the possible early redelivery of one aircraft and the extension of the lease on the second aircraft.

At December 31, 2001 the servicer had concluded discussions with one Turkish lessee of one A300 aircraft, representing 0.41% of our portfolio by appraised value as of January 31, 2002, regarding payment arrears, which resulted in a deferral of obligations which is to be repaid over a period of 10 months and a change from a fixed rental to a rental based on aircraft usage.

United States

At December 31, 2001 we leased 26 aircraft representing 11.96% of our portfolio by appraised value as of January 31, 2002, to operators in the United States.

One US lessee leases ten DC8-71F aircraft, representing 4.12% of our portfolio by appraised value at January 31, 2002. The servicer, following discussions with the lessee, has negotiated an extension of the leases in respect of seven of the aircraft for an average period of 21 months with a reduction of approximately 32% in lease rentals. Two aircraft will be returned, 15 months before the original expiry and one lease remains unchanged.

On August 13, 2001, a US lessee of three DC8-71F freighter aircraft, representing 1.45% of our portfolio by appraised value as of January 31, 2002 announced that it was suspending flight operations as a result of safety concerns with the aircraft. The airline has continued to meet its obligations under the leases.

At December 31, 2001 the servicer was in discussions with one US lessee of two B737-200A aircraft, representing 0.3% of our portfolio by appraised value at January 31, 2002, regarding the lessee's arrears. The lessee has sought a deferral of repayments and a reduction in rentals. The assessment of the lessee's ability to perform under a restructuring may lead to the early redelivery of these aircraft.

Latin America

At December 31, 2001, we leased 60 aircraft representing 32.02% of our portfolio by appraised value as of January 31, 2002, to operators in Latin America, of which 16 aircraft representing 11.82% of the portfolio by appraised value were leased to operators in Brazil. Since 1999, Brazil experienced significant downturns in its economy and financial markets, including large decreases in financial asset prices and dramatic decreases in the value of its currency. General deterioration in the Latin American economy, especially in Brazil, will mean that lessees may be unable to generate sufficient revenues to make rental payments under the leases.

The Brazilian Real and Colombian Peso may weaken further resulting in difficulties for lessees to make rental payments in US dollars, which would lead to a material decrease in our leasing revenues, and an increase in default related costs.

Economic volatility may increase in these and other emerging markets in the aftermath of the events of September 11, 2001, which may cause further difficulties for our lessees.

The servicer is currently in discussions with a Brazilian lessee regarding its obligations under its leases. The lessee of three MD11 aircraft, representing 5.70% of our portfolio by appraised value as of January 31, 2002, due to trading difficulties, is currently paying 50% of its obligations as they fall due. Discussions are being held regarding a restructuring which is likely to include rental reductions (including some forgiveness of past due amounts) coupled with extensions of the leases.

A second Brazilian lessee of eight F100 aircraft representing 2.74% of our portfolio by appraised value as of January 31, 2002, has signed a letter of intent which provides for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases.

One Mexican lessee of eight F100 aircraft representing 2.89% of our portfolio by appraised value as of January 31, 2002 has signed a letter of intent to extend the leases for an average period of 24 months from current expiry with a reduction in rentals of approximately 41% with effect from October 2001.

The servicer is currently in discussions with a Mexican lessee of six DC9 aircraft, two MD82 aircraft and one MD87 aircraft, representing 1.75% of our portfolio by appraised value as of January 31, 2002 with regard to extending the leases in respect of such aircraft at reduced rentals which would become effective immediately.

An Argentinean lessee of two B737-200A aircraft representing 0.24% of our portfolio by appraised value as of January 31, 2002, filed for protection from its creditors on May 17, 2001. The lessee is suffering significant competitive pressures and is also being impacted by the wider problems affecting the Argentinean economy. The servicer has issued default notices and is pursuing early return of the aircraft through the local courts.

At December 31, 2001, we leased ten aircraft, representing 6.55% of our portfolio by appraised value at January 31, 2002 to three Colombian lessees. Colombia has recently suffered as a result of the deterioration in the value of the Colombian Peso and the resulting negative impact on the Colombian economy. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the US dollar denominated rental payments under the leases.

We lease six aircraft to one Colombian lessee, representing 5.05% of our portfolio by appraised value at January 31, 2002. On June 27, 2001, the Servicer signed a restructuring agreement with the lessee including lease extensions, rental reductions and deferrals. The lessee has continued to perform in line with this agreement.

One Colombian lessee of three DC8-71F aircraft representing 1.30% of our portfolio by appraised value at January 31, 2002 has signed a letter of intent to extend two of the aircraft for a period of 18 months with a reduction of approximately 27% in lease rentals effective immediately.

Asia and the Far East

At December 31, 2001, we leased 23 aircraft, representing 12.20% of our portfolio by appraised value as of January 31, 2002 to operators in Asia and the Far East. Since 1998/1999, the economies of Indonesia, Thailand, South Korea, Malaysia and the Philippines have experienced particularly acute difficulties resulting in many business failures, significant depreciation of local currencies against the US dollar (the currency in which lease payments are payable), sovereign and corporate credit ratings downgrades and defaults, and in certain cases, internationally organized financial stability measures. Several airlines in the region rescheduled their aircraft purchase obligations, reduced headcount and eliminated certain routes. These conditions have been further exacerbated by the events of September 11, 2001.

Commercial Opportunities for our MD-11 Aircraft

We currently lease three MD-11 aircraft, representing 5.70% of our fleet by appraised value as of January 31, 2002, to a Latin American lessee. The leases originally had expiry dates between December 2001 and September 2002 and following discussions the lessee entered into a contract to extend the leases of two of the aircraft for 18 months from these dates. However, the monthly lease rentals in respect of these aircraft have been reduced by 38%. The servicer is currently in discussions with the lessee regarding a further extension of all three aircraft with the corresponding reduction in lease rentals on the third aircraft. Because the market for these aircraft in their current passenger configuration is currently, and is expected to remain, very weak, we are examining all possibilities in respect of the remarketing of the third MD-11 aircraft, including, subject to the restrictions in our Indentures, the possibility of selling the aircraft or of converting it to a freighter aircraft.

The current market value of these aircraft is such that we would not be able to sell the aircraft at prices that would meet the Indenture requirements. Conversion into freighter aircraft would involve substantial cash expenditures by us.

Compliance with Governmental and Technical Regulation

The U.S. Federal Aviation Administration (the "FAA") issued an Airworthiness Directive ("AD") concerning insulation for the purpose of increasing fire safety on MD80 and MD-11 aircraft. At December 31, 2002, 29 aircraft representing 20.26% of the portfolio by appraised value as of January 31, 2002, were MD-11s and MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $15 million. The modification of 10 of the 29 aircraft is expected to be completed in the period to March 2002 at an estimated cost of approximately $5 million. The remaining 19 aircraft are expected to be modified in the period to December 2005.

The FAA has recently issued an AD mandating the modification of affected lap joints on Boeing 737 aircraft when the aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $239,000 per aircraft. Based on the current cycles completed to date by our 61 Boeing 737 aircraft, representing 34.17% of our portfolio by appraised value at January 31, 2002, our Boeing 737 aircraft are not likely to require these modifications prior to 2007. However, we could incur significant costs in the future in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

The FAA is also expected to issue an AD within 12 months mandating a re-design of the rudder systems of Boeing 737 aircraft. The average cost per aircraft of these modifications is expected to be approximately $50,000. Depending on the time period within which the modifications are required to be made, the costs may be the responsibility of existing lessees. However, if the costs are not the responsibility of some or all existing lessees, we could incur significant cost in ensuring that our Boeing 737 aircraft comply with these modifications, which could impact adversely our results of operations.

At this time we do not know if or when the FAA may issue additional ADs in response to the terrorist attacks of September 11, 2001. To the extent that compliance with any such ADs is not the obligation of lessees under the leases, we may incur significant costs, which could impact adversely our results of operations.

Results of Operations - Three Months Ended December 31, 2001 Compared with Three Months Ended December 31, 2000.

Airplanes Group's results for the three months ended December 31, 2001 reflected a continuation of the already apparent difficult trading conditions for the aviation industry. The events of September 11, 2001 as discussed above at "Recent Developments", exacerbated an already difficult situation, giving rise to the requirement for impairment provisions and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These factors will continue to have a significant adverse impact in future periods.

Overall, Airplanes Group generated $34 million in cash from operations in the three months to December 31, 2001 compared to $21 million in the same period of the previous year. The increase in cash generated from operations in the three month period ended December 31, 2001 is primarily attributable to no significant increase in the level of receivables, as compared to the three months ended December 31, 2000 when there was a significant increase in receivables and a net inflow of maintenance reserves compared to the three months ended December 31, 2000 when there was a net outflow. In the three months ended December 31, 2001 there was also a reduction in lease revenues due primarily to an increased level of lease restructurings and to a lesser extent to greater aircraft downtime and previous aircraft sales. In the three month period ended December 31, 2001 we received $11.36 million as a result of the sale of our swaption portfolio. There was a net loss after taxation for the three months ended December 31, 2001 of $406 million (Airplanes Limited: $351 million; Airplanes Trust: $55 million) compared to a net loss after taxation for the three months ended December 31, 2000 of $88 million (Airplanes Limited:
$83 million; Airplanes Trust: $5 million). The increase in the net loss for the period was primarily attributable to impairment provisions, interest being charged on additional accrued but unpaid class E note interest and a reduction in revenue due to rental restructurings.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the three months ended December 31, 2001 were $96 million (Airplanes Limited: $89 million; Airplanes Trust: $7 million) compared with $118 million (Airplanes Limited: $107 million; Airplanes Trust:
$11 million) for the three months ended December 31, 2000. The decrease in 2001 was primarily attributable to a reduction in lease revenues due to a number of lease restructurings including rental reductions, a number of aircraft being off lease during the three months ended December 31, 2001 and to the reduction in the number of aircraft on lease in the period ended December 31, 2001 as a consequence of previous aircraft sales. At December 31, 2001, we had 182 of our 188 aircraft on lease (Airplanes Limited: 168 aircraft; Airplanes Trust: 14 aircraft) compared to 193 of our 197 aircraft on lease (Airplanes Limited: 176 aircraft; Airplanes Trust: 17 aircraft) at December 31, 2000.

Impairment Provision

Aircraft carrying values are periodically assessed for impairment in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The statement requires the recognition of an impairment when an assets carrying value is greater than its net undiscounted expected future cash flows. Following receipt of the January 2002 appraised values (see Item 2 - Comparison of Actual Cashflows versus the 2001 Base Case) and consideration of the estimated future cashflows to be generated by our aircraft, a SFAS 144 assessment resulted in the requirement for an impairment provision of $291 million (Airplanes Limited:
$244 million; Airplanes Trust: $47 million).

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended December 31, 2001 amounted to $41 million (Airplanes Limited: $37 million; Airplanes
Trust: $4 million) as compared with $42 million (Airplanes Limited: $39 million; Airplanes Trust: $3 million) for the comparative period in 2000.

Aircraft Sales

Aircraft sales revenues of $1 million (Airplanes Limited: $1 million, Airplanes
Trust: $Nil) in respect of the sale of one B737-200A aircraft were received in the three months ended December 31, 2001. The net book value of the aircraft sold was $Nil (Airplanes Limited: $Nil, Airplanes Trust: $Nil). Sales revenues of $13 million (Airplanes Limited: $7 million, Airplanes Trust: $6 million), in respect of the sale of three engines from two A300 aircraft, the airframes of which had been sold separately and the sale of one B737-200A aircraft, were received in the three months ended December 31, 2000. The net book value of the aircraft sold was $8 million (Airplanes Limited: $3 million, Airplanes Trust:
$5 million) in the period ended December 31, 2000).

Net Interest Expense

Net interest expense was $156 million (Airplanes Limited: $142 million; Airplanes Trust: $14 million) in the three month period ended December 31, 2001 compared to $137 million (Airplanes Limited: $125 million; Airplanes Trust: $12 million) in the three month period ended December 31, 2000. The increase in the amount of interest charged was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid class E note interest of $25 million and lower average debt and interest rates in the three months ended December 31, 2001.

The weighted average interest rate on the class A - D notes during the three months ended December 31, 2001 was 7.02% and the average debt in respect of the class A - D notes outstanding during the period was $2,768 million. The class E notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996).

The weighted average interest rate on the class A - D notes during the three months to December 31, 2000 was 7.69% and the average debt in respect of the class A - D notes outstanding during the period was $2,961 million.

The difference for the three months ended December 31, 2001 in Airplanes Group's net interest expense of $156 million (Airplanes Limited: $142 million; Airplanes Trust: $14 million) and cash paid in respect of interest of $39 million (Airplanes Limited: $34 million; Airplanes Trust: $5 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended December 31, 2001, Airplanes Group earned interest income (including lessee default interest) of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) compared with $3 million in the three months ended December 31, 2000 (Airplanes Limited: $3 million; Airplanes Trust: $Nil).

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended December 31, 2001, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net release of provisions of $2 million in respect of bad and doubtful debts (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in the three months ended December 31, 2001, compared with an overall net charge of $1 million for the three months ended December 31, 2000 (Airplanes Limited: $Nil; Airplanes Trust: $1 million). The net release of provisions in the three months ended December 31, 2001 was primarily as a result of the decrease in provisions required in respect of one Colombian lessee and one Brazilian lessee.

A lease agreement is deemed to be 'loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the notes and the class E notes (excluding, in the case of the class E notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the notes is repaid). This results in a significant number of leases being 'loss making' while still being cash positive.

There was an overall net credit of $4 million (Airplanes Limited: $5 million; Airplanes Trust: charge of $1 million) in respect of loss making' leases in the three months ended December 31, 2001, compared with the three month period to December 31, 2000, where there was an overall net credit of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil). The credit in the three months ended December 31, 2001 includes a reduction in the requirement for provisions in relation to certain aircraft, following the impairment review under FAS144 and the subsequent change in depreciation and allocated interest. This was partially offset by "loss making" leases signed in relation to eight DC8-71F aircraft on lease to one US lessee and three B737-400 aircraft on lease to two European operators.

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the three months ended December 31, 2001 amounted to $18 million (Airplanes Limited: $17 million; Airplanes Trust: $1 million) compared to other lease costs of $19 million (Airplanes Limited: $19 million; Airplanes Trust: $Nil) in the three months ended December 31, 2000. The decrease in lease costs during the three months ended December 31, 2001 was as a result of a decrease in the number of aircraft delivered to new lessees during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended December 31, 2001 amounted to $10 million (Airplanes Limited: $9 million; Airplanes Trust: $1 million). This is a comparable expense to that incurred in the three months ended December 31, 2000 of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months ended December 31, 2001 and the three months ended December 31, 2000 include $6 million (Airplanes
Limited: $6 million; Airplanes Trust: $Nil) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period ended December 31, 2001 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, similar to the charge of $2 million for the period ended December 31, 2000.

Operating Loss

The operating loss for the three months ended December 31, 2001 was $413 million (Airplanes Limited: $352 million; Airplanes Trust: $61 million) compared with an operating loss of $89 million for the three months ended December 31, 2000 (Airplanes Limited: $84 million; Airplanes Trust: $5 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax benefit of $7 million (Airplanes Limited: of $1 million; Airplanes Trust : $6 million) required in the three months ended December 31, 2001, as compared with a tax benefit of $1 million (Airplanes Limited: $1 million, Airplanes Trust: $Nil) for the three months ended December 31, 2000.

Net Loss

The net loss after taxation for the three months ended December 31, 2001 was $406 million (Airplanes Limited: $351 million; Airplanes Trust: $55 million) compared with a net loss after taxation for the three months ended December 31, 2000 of $88 million (Airplanes Limited: $83 million; Airplanes Trust: $5 million). This principal change in the three months ended December 31, 2001 is the inclusion of an impairment provision of $291 million.

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The various factors as discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

 There was a net decrease in the cash balance of $2 million for the three months ended December 31, 2001, compared with a decrease in the cash balance of $3 million for the three months ended December 31, 2000.

Liquidity

The cash balances at December 31, 2001 amounted to $142 million (Airplanes
Limited: $136 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 2000 of $190 million (Airplanes Limited: $184 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended December 31, 2001 amounted to $34 million (Airplanes Limited: $31 million; Airplanes
Trust: $3 million) compared with $21 million in the three months ended December 31, 2000 (Airplanes Limited: $25 million; Airplanes Trust: ($4) million). This includes cash paid in respect of interest of $48 million in the three months ended December 31, 2001 (Airplanes Limited: $44 million; Airplanes Trust: $4 million) compared with $52 million in the three months ended December 31, 2000 (Airplanes Limited: $47 million; Airplanes Trust: $5 million). The increase in cash provided by operating activities in the three month period ended December 31, 2001 is primarily attributable to a reduction in the level of receivables and net inflows of maintenance reserves, offset somewhat by a greater number of off lease aircraft during the three months ended December 31, 2001 and a reduction in lease revenues due to prior aircraft sales.

Investing and Financing Activities

Cash flows used in investing activities in the three months ended December 31, 2001 included the receipt of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) in relation to the sale of one B737-200A aircraft. Cash provided by capital and sales type leases was $1 million in the three months ended December 31, 2000 (Airplanes Limited: $1 million; Airplanes Trust: $Nil). The three months ended December 31, 2000 also included the receipt of $13 million (Airplanes Limited: $6 million; Airplanes Trust: $7 million) in relation to the sale of one B737-200A aircraft and three engines in respect of two A300 aircraft, the airframes of which had previously been sold.

Cash flows used in financing activities in the three months ended December 31, 2001 primarily reflect the repayment of $36 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $33 million; Airplanes Trust: $3 million) compared with $36 million of principal repaid on subclass A-6 and class B notes by Airplanes Group (Airplanes Limited: $33 million; Airplanes Trust: $3 million) in the three months ended December 31, 2000.

Indebtedness

Airplanes Group's indebtedness consisted of class A-E notes in the amount of $3,329 million (Airplanes Limited: $3,033 million; Airplanes Trust: $296 million) at December 31, 2001 and $3,525 million (Airplanes Limited: $3,212 million; Airplanes Trust: $313 million) at December 31, 2000. Airplanes Group's publicly traded A-D notes consists of $2,735 million (Airplanes Limited: $2,489 million; Airplanes Trust : $246 million) at December 31, 2001 and $2,934 million (Airplanes Limited : $2,670 million); Airplanes Trust : $264 million at December 31, 2000. Airplanes Group had $591 million class E notes outstanding at December 31, 2001 and December 31, 2000. Within the publicly traded notes, Airplanes Group has $700 million outstanding in subclass A-8 notes which have an expected final payment date of March 15, 2003. In current market conditions it is unlikely that a refinancing of this subclass would be achievable. If these market conditions persist at March 2003, interest due on the notes will step up by 0.5% with effect from March 16, 2003.

Results of Operations - Nine Months Ended December 31, 2001 Compared with Nine Months Ended December 31, 2000.

Airplanes Group's results for the nine months ended December 31, 2001 reflected a continuation of the already apparent difficult trading conditions in the aviation industry. The events of September 11, 2001 as discussed above at "Recent Developments", exacerbated an already difficult situation and have had a marked impact on the results for the three months to December 31, 2001 in particular giving rise to the requirement for impairment provisions and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These factors are expected to have a continuing significant impact in future periods.

Overall, Airplanes Group generated $103 million in cash from operations in the nine months to December 31, 2001 compared to $85 million in the same period of the previous year. The increase in cash generated from operations in the nine month period ended December 31, 2001 is primarily attributable to a net inflow of maintenance reserves compared to a net outflow in the nine months ended December 31, 2000, a reduction in cash paid on interest due to lower Libor rates and a cash inflow as a result of the sale of our swaption portfolio. This was offset by a reduction in lease revenues due primarily to an increased level of lease restructurings and to a lesser extent, to greater aircraft downtime, lower interest rates on floating rate leases and previous aircraft sales. There was a net loss after taxation for the nine months ended December 31, 2001 of $359 million (Airplanes Limited: $316 million; Airplanes Trust: $43 million) compared to a net loss after taxation for the nine months ended December 31, 2000 of $264 million (Airplanes Limited: $243 million; Airplanes Trust: $21 million). The increase in the net loss for the period was primarily attributable to impairment provisions, a decrease in lease revenue, additional interest being charged on accrued but unpaid class E note interest, increased provisions for loss making leases and partially offset by a reduced requirement for provisions for bad debts.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the nine months ended December 31, 2001 were $322 million (Airplanes Limited: $298 million; Airplanes Trust:
$24 million) compared with $356 million (Airplanes Limited: $324 million; Airplanes Trust: $32 million) for the nine months ended December 31, 2000. The decrease in 2001 was primarily attributable to a reduction in lease revenues due to an increased level of lease restructurings and to a lesser extent a greater number of off lease aircraft during the nine months ended December 31, 2001 and to the reduction in the number of aircraft on lease in the period ended December 31, 2001 as a consequence of previous aircraft sales. At December 31, 2001, Airplanes Group had 182 of its 188 aircraft on lease (Airplanes Limited: 168 aircraft; Airplanes Trust: 14 aircraft) compared to 193 of its 197 aircraft on lease (Airplanes Limited: 176 aircraft; Airplanes Trust:
17 aircraft) at December 31, 2000.

Impairment Provision

Aircraft carrying values are periodically assessed for impairment in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The statement requires the recognition of an impairment when an assets carrying value is greater than its net undiscounted expected future cash flows. Following receipt of the January 2002 appraised values (see Item 2 - Comparison of Actual Cashflows versus the 2001 Base Case) and consideration of the estimated future cashflows to be generated by our aircraft, a SFAS 144 assessment resulted in the requirement for an impairment provision of $291 million (Airplanes Limited:
$244 million; Airplanes Trust: $47 million).

Depreciation and Amortization

The charge for depreciation and amortization in the nine months ended December 31, 2001 amounted to $124 million (Airplanes Limited: $113 million; Airplanes
Trust: $11 million) which is comparable with $128 million (Airplanes Limited:
$116 million; Airplanes Trust: $12 million) for the comparative period in 2000.

Aircraft Sales

Sales revenues of $4 million (Airplanes Limited: $4 million; Airplanes Trust; $Nil) in respect of the sale of two B737-200A aircraft were received in the nine months ended December 31, 2001. The net book value of the aircraft sold was $3 million (Airplanes Limited: $3 million, Airplanes Trust $Nil) in the nine months ended December 31, 2001. Sales revenues of $14 million (Airplanes
Limited: $8 million, Airplanes Trust: $6 million) in respect of the sale of the airframe from an A300 aircraft, the sale of three engines from two A300 aircraft, the airframes of which had been sold separately and the sale of one B737-200A aircraft were received in the nine months ended December 31, 2000. The net book value of the aircraft sold was $9 million (Airplanes Limited: $4 million, Airplanes Trust: $5 million) in the period ended December 31, 2000.

Net Interest Expense

Net interest expense was $450 million (Airplanes Limited: $409 million; Airplanes Trust: $41 million) in the nine month period ended December 31, 2001 compared to $396 million (Airplanes Limited: $360 million; Airplanes Trust: $36 million) in the nine month period ended December 31, 2000. The increase in the amount of interest charged was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid class E note interest of $75 million, a gain on the sale of Swaptions of $9 million and lower average debt and interest rates in the nine months ended December 31, 2001.

The weighted average interest rate on the class A - D notes during the nine months ended December 31, 2001 was 7.22% and the average debt in respect of the class A - D notes outstanding during the period was $2,815 million. The class E notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the class A - D notes during the nine months ended December 31, 2000 was 7.67% and the average debt in respect of the class A - D notes outstanding during the period was $3,002 million.

The difference for the nine months ended December 31, 2001 in Airplanes Group's net interest expense of $450 million (Airplanes Limited: $409 million; Airplanes Trust: $41 million) and cash paid in respect of interest of $142 million (Airplanes Limited: $128 million; Airplanes Trust: $14 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the nine months ended December 31, 2001, Airplanes Group earned interest income (including lessee default interest) of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) compared with $8 million in the nine months ended December 31, 2000 (Airplanes Limited: $8 million; Airplanes Trust: $Nil).

Bad Debt and Loss-Making Lease Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the nine month period ended December 31, 2001, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge of $1 million in respect of bad and doubtful debts (Airplanes Limited: $Nil; Airplanes Trust:
$1 million) in the nine months ended December 31, 2001, compared with a net charge of $8 million for the nine months ended December 31, 2000 (Airplanes
Limited: $5 million; Airplanes Trust: $3 million). The net charge in the nine months ended December 31, 2001 was primarily as a result of provisions required in respect of two Colombian lessees, one Brazilian lessee and one US lessee.

A lease agreement is deemed to be 'loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest is allocated to individual aircraft based on the weighted average interest cost of the principal balance of the notes and the class E notes (excluding, in the case of the class E notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the notes is repaid). This results in a significant number of leases being 'loss making' while still being cash positive.

There was an overall net charge of $11 million (Airplanes Limited: $10 million; Airplanes Trust: $1 million) in respect of 'loss making' leases in the nine months ended December 31, 2001, compared with the nine month period ended December 31, 2000, where there was a net charge of $11 million (Airplanes
Limited: $11 million; Airplanes Trust: $Nil). In the nine months ended December 31, 2001, the significant "loss making" leases signed related to two MD11 aircraft on lease to a Brazilian lessee; four MD83 aircraft on lease to a Colombian lessee; three B737-300 aircraft on lease to two European lessees; a B757-200 aircraft on lease to a different European lessee; one B737-300 aircraft on lease to a US lessee; eight DC8-71F aircraft on lease to a US lessee, three B737-400 aircraft on lease to two European lessees and two DHC8 aircraft on lease to a Latin American lessee. The charge is net of a reduction in the requirement for provisions in relation to certain aircraft, following the impairment review under FAS144 and the subsequent change in depreciation and allocated interest.

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the nine months ended December 31, 2001 amounted to $57 million (Airplanes Limited: $53 million; Airplanes Trust: $4 million) compared to other lease costs of $60 million (Airplanes Limited: $58 million; Airplanes Trust: $2 million) in the nine months ended December 31, 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended December 31, 2001 amounted to $27 million (Airplanes Limited: $25 million; Airplanes Trust: $2 million). This is a comparable expense to that incurred in the nine months ended December 31, 2000 of $26 million (Airplanes Limited: $24 million; Airplanes Trust: $2 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the nine months ended December 31, 2001 and the nine months ended December 31, 2000 include $18 million (Airplanes
Limited: $17 million; Airplanes Trust: $1 million) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the period ended December 31, 2001 is $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, similar to the charge of $7 million for the period ended December 31, 2000.

Operating Loss

The operating loss for the nine months ended December 31, 2001 was $638 million (Airplanes Limited: $555 million; Airplanes Trust: $83 million) compared with an operating loss of $268 million for the nine months ended December 31, 2000 (Airplanes Limited: $246 million; Airplanes Trust: $22 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was a tax benefit of $10 million (Airplanes Limited: $3 million; Airplanes Trust: $7 million) in the nine months ended December 31, 2001, as compared with a tax benefit of $4 million (Airplanes Limited: $3 million, Airplanes Trust: $1 million) for the nine months ended December 31, 2000.

Net Loss

The net loss after taxation for the nine months ended December 31, 2001 was $628 million (Airplanes Limited: $552 million; Airplanes Trust: $76 million) compared with a net loss after taxation for the nine months ended December 31, 2000 of $264 million (Airplanes Limited: $243 million; Airplanes Trust: $21 million). The principal change in the three months ended December 31, 2001 is the inclusion of an impairment provision of $291 million.

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The various factors as discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

There was a net decrease in the cash balance of $55 million for the nine months ended December 31, 2001, compared with a net decrease in cash of $13 million for the nine months ended December 31, 2000.

The decrease in the nine months ended December 31, 2001 is primarily as a result of the $40 million reduction in the liquidity reserve on April 17, 2001.

Liquidity

The cash balances at December 31, 2001 amounted to $142 million (Airplanes
Limited: $136 million; Airplanes Trust: $6 million) compared to cash balances at December 31, 2000 of $190 million (Airplanes Limited: $184 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the nine months ended December 31, 2001 amounted to $103 million (Airplanes Limited: $88 million; Airplanes Trust:
$15 million) compared with $85 million in the nine months ended December 31, 2000 (Airplanes Limited: $82 million; Airplanes Trust: $3 million). This includes cash paid in respect of interest of $142 million in the nine months ended December 31, 2001 (Airplanes Limited: $128 million; Airplanes Trust: $14 million) compared with $166 million in the nine months ended December 31, 2000 (Airplanes Limited: $151 million; Airplanes Trust: $15 million). The increase in cash provided by operating activities in the nine month period ended December 31, 2001 is primarily attributable to net inflows of maintenance reserves and reduced cash payments for interest, offset somewhat by a greater number of off lease aircraft during the nine months ended December 31, 2001 and a reduction in lease revenues due to lease restructurings, prior aircraft sales and lower interest rates.

Investing and Financing Activities

Cash flows from investing activities in the nine months ended December 31, 2001 reflect the cash provided by capital and sales type leases which was $7 million, which included the final bullet payments under nine leases (Airplanes
Limited: $7 million; Airplanes Trust: $Nil) as compared with $4 million in the nine months ended December 31, 2000 (Airplanes Limited: $4 million; Airplanes
Trust: $Nil).

The nine months ended December 31, 2001 also included receipt of $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) in relation to the sale of two B737-200A aircraft. In the nine months ended December 31, 2000, Airplanes Group also received sales proceeds of $14 million (Airplanes Limited:
$8 million, Airplanes Trust : $6 million).

Cash flows used in financing activities in the nine months ended December 31, 2001 primarily reflect the repayment of $167 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $152 million; Airplanes Trust: $15 million) compared with $113 million of principal repaid on subclass A-6, class B and class C notes by Airplanes Group (Airplanes
Limited: $103 million; Airplanes Trust: $10 million) in the nine months ended December 31, 2000.

The increase in principal repayments in the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000, is due to an increase in cash provided by operating activities as discussed above and the release of $40 million of the liquidity reserve on April 17, 2001.

Indebtedness

Airplanes Group's indebtedness consisted of class A-E notes in the amount of $3,329 million (Airplanes Limited: $3,033 million; Airplanes Trust: $296 million) at December 31, 2001 and $3,525 million (Airplanes Limited: $3,212 million; Airplanes Trust: $313 million) at December 31, 2000. Airplanes Group's publicly traded A-D notes consists of $2,735 million (Airplanes Limited: $2,489 million; Airplanes Trust : $246 million) at December 31, 2001 and $2,934 million (Airplanes Limited : $2,670 million); Airplanes Trust : $264 million at December 31, 2000. Airplanes Group had $591 million class E notes outstanding at December 31, 2001 and December 31, 2000. Within the publicly traded notes, Airplanes Group has $700 million outstanding in subclass A-8 notes which have an expected final payment date of March 15, 2003. In current market conditions it is unlikely that a refinancing of this subclass would be achievable. If these market conditions persist at March 2003, interest due on the notes will step up by 0.5% with effect from March 16, 2003.

Comparison of Actual Cash Flows versus the 2001 Base Case for the Three Month Period from October 10, 2001 to January 15, 2002.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The financial information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information should be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Form 10-K for the year ended March 31, 2001 which is on file at the Securities and Exchange Commission and pages 3 to 9 of this Form 10-Q Report.

For the purposes of this report, the "Three Month Period" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months dated November 15, 2001, December 17, 2001 and January 15, 2002. The financial data in these reports includes cash receipts from October 10, 2001 (first day of the Calculation Period for the November 2001 Report) up to January 9, 2002 (last day of the Calculation Period for the January 2002 Report). Page 45 presents the cumulative cashflow information from March 2001 to the January 2002 Payment Date. This report, however, limits its commentary to the Three Month Period.

As discussed above under "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments", in light of current adverse economic, political and trading conditions, we have performed and expect to continue to perform behind the 2001 Base Case assumptions as set forth in the Airplanes Group Offering Memorandum dated March 8, 2001 (the "Offering Memorandum").

The Offering Memorandum for the 2001 Refinancing Certificates contains assumptions in respect of Airplanes Group's future cash flows and expenses (the "2001 Base Case"). Since these assumptions were developed, worldwide economic conditions and particularly conditions in the commercial aviation industry, have worsened significantly. Particularly since September 11, 2001 there has been a sharp increase in the availability of aircraft for sale or lease. Current market values have decreased significantly resulting in reduced estimates of realizable value for many aircraft types but more so for older and less fuel-efficient aircraft types, and those no longer in production, which constitutes the majority of our portfolio. Demand for freighter aircraft has also fallen sharply. Many of the world's airlines, including many of our lessees, are now in financial difficulties and are in discussions with their creditors including lessors seeking amongst other things rental reductions, early return of aircraft and rental holidays, in an effort to alleviate their operating cashflow difficulties. Accordingly the performance of Airplanes Group has been and is likely to continue to be worse than the 2001 Base Case, with particular reference to those assumptions in the Offering Memorandum relating to aircraft re-lease rates, aircraft values, aircraft downtime and lessee defaults.

The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Three Month Period and should be read in conjunction with the analysis on page 46.

Cash Collections

"Total Cash Collections" include Net Lease Rentals, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Three Month Period, Airplanes Group generated approximately $80.4 million in Total Cash Collections, $20.6 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 46).

[2]  Renegotiated Leases

     "Renegotiated Leases" refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions from the lessee. In the Three Month Period, the amount of revenue loss attributed to Renegotiated Leases was $5.8m, as compared to $Nil assumed in the 2001 Base Case. This related primarily to renegotiations with two Latin American lessees representing 9 aircraft in total and 5.10% and 5.96% of our portfolio by appraised value at January 31, 2001 respectively. It also includes renegotiations of 7 other aircraft lessees: these aircraft were on lease to one North American, two Turkish, two Colombian, one Italian, one Argentinean and one Czech Republic lessee together, representing a total of 10.11% of the portfolio by appraised value at January 31, 2001.

     For details of current lessee restructuring negotiations please refer to "Item 2 - The Lessees".

[3]  Rental Resets Including Interest Rate Adjustments for Floating Rate Leases

     "Rental Resets" is a measure of the difference in rental revenue when new lease rates are different to those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. Rental Resets amounted to $9.2 million in the Three Month Period, as compared to $Nil assumed in the 2001 Base Case. $3.9m of this variance is attributable to leases where revenues are dependent on aircraft usage.

[5]  Contracted Lease Rentals

     "Contracted Lease Rentals" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases and Rental Resets. For the Three Month Period, Contracted Lease Rentals were $90 million, which was $15 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases and Rental Resets as discussed above.

[6]  Movement in Current Arrears Balance

     "Current Arrears" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net increase of $11.7 million in the Current Arrears balance over the Three Month Period, as compared to $Nil assumed in the 2001 Base Case.

     Net Stress-Related Costs

     "Net Stress-Related Costs" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed gross stress-related costs equal to 6.0% of the 2001 Base Case Lease Rentals. However, the 2001 Base Case also assumed the recovery of certain deferred arrears equal to 0.5% of the 2001 Base Case Lease Rentals in the Three Month Period, resulting in an overall Net Stress-Related Costs assumption of 5.5% of the 2001 Base Case Lease Rentals. For the Three Month Period, Net Stress-Related Costs incurred amounted to a net cash outflow of $4.3 million (4.1% of Lease Rentals) compared to $5.8 million outflow assumed in the 2001 Base Case, a variance of $1.5 million that is due to the five factors described in items [8] to [12] below.

[8]  Bad Debts

     "Bad Debts" are arrears owed by lessees who have defaulted and which are deemed irrecoverable. Bad Debts were $Nil for the Three Month Period, $1.1 million less than the 2001 Base Case assumption of $1.1 million (1.0% of Lease Rentals).

[9]  Deferred Arrears Balance

     "Deferred Arrears Balance" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Three Month Period, Airplanes Group received payments totaling $0.8 million in accordance with these restructurings. $0.5 million was received from one Colombian lessee as an advance payment on its restructured balance of $10 million. The balance was received from one Turkish, one Philippine and one Latin American lessee, owing $0.9 million, $0.5 million and $0.1 million respectively. Payments totaling $0.5 million were assumed to be received in accordance with restructurings included in the 2001 Base Case.

[10] Aircraft on Ground ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had fourteen aircraft AOG at various times during the Three Month Period and at December 31, 2001, twelve aircraft were AOG, two of which are subject to a lease contract. In the Three Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $5.1 million (4.9% of Lease Rentals), as compared to $4.4 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11] Other Leasing Income

     "Other Leasing Income" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Three Month Period, Other Leasing Income amounted to $0.9 million, as compared to $Nil assumed under the 2001 Base Case.

[12] Repossession Costs

     "Repossession Costs" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Three Month Period, Repossession Costs amounted to $0.9 million on the return of two B737-300 aircraft from Balkan Bulgarian Airlines, as compared to $0.8 million assumed under the 2001 Base Case.

[14] Net Lease Rentals

     "Net Lease Rentals" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Three Month Period, Net Lease Rentals amounted to $74.0 million, $25.2 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] and [3] and in items [6] to [12] above.

[15] Interest Earned

     "Interest Earned" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $80 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Three Month Period, interest earned amounted to $0.9 million, $0.8 million less than that assumed in the 2001 Base Case. The difference is due to a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Three Month Period was 2.1% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16] Aircraft Sales

     Aircraft sales proceeds totalling $1.0 million were received in the Three Month Period in respect of the sale of one B727-200A aircraft assumed in the 2001 Base Case in March 2001 at the end of the useful economic life of the aircraft.

[17] Net Maintenance

     "Net Maintenance" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Three Month Period, positive net maintenance cashflows of $4.5 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular three month reporting period, maintenance revenue will exactly equal maintenance expenses.

CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Three Month Period, Total Cash Expenses were $13.4 million compared to $13.7 million assumed in the 2001 Base Case, a positive variance of $0.3 million. A number of offsetting factors discussed below have given rise to this.

"Aircraft Operating Expenses" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20] Re-Leasing and Other Overhead Costs

     "Re-Leasing and Other Overhead Costs" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Three Month Period, these costs amounted to $5.7 million (or 5.4% of Lease Rentals) compared to $5.4 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case.

     Actual Re-Leasing and Other Overhead Costs were higher than the 2001 Base Case assumption primarily due to higher than assumed transition costs on aircraft delivering to new lessees and higher payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

     SG&A Expenses relate to fees paid to the servicer and to other service providers.

[21] Aircraft Servicer Fees

     The "Aircraft Servicer Fees" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Three Month Period, the total Aircraft Servicer Fees paid were $5.5 million, $0.5 million less than that assumed in the 2001 Base Case.

Aircraft Servicer Fees consist of:

                                                     $M
                                                     --
     Retainer Fee................................    5.5
     Minimum Incentive Fee.......................    0.0
     Core Cashflow/Sales Incentive Fee...........    0.0
                                                     ---
     Total Aircraft Servicer Fee.................    5.5
                                                     ===

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23] Other Servicer Fees and Other Overheads

     "Other Servicer Fees and Other Overheads" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Three Month Period, Other Servicer Fees and Other Overheads amounted to $2.2 million, $0.2 million less than an assumed expense of $2.4 million in the 2001 Base Case.

     The Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust have negotiated a reduction in the level of Administrative Agency and Cash Management Fees from the current level of $9.98 million to $6.25 million per annum. This new level of fees will take effect on April 1, 2002 and will be adjusted annually for inflation, commencing April 1, 2003.

[30] Interest Payments

     In the Three Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $31.6 million which is $15.7 million lower than the 2001 Base Case. The variance reflects lower actual amounts outstanding on the subclass A-6 notes than assumed under the 2001 Base Case and a lower than expected level of average interest rates. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate was 2.1%.

     In the Three Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

[31] Swap and Swaption Cashflows

     Airplanes Group's net swap payments during the Three Month Period were $12.7 million higher than the $3.3 million assumed in the 2001 Base Case due to lower than anticipated interest rates.

[33] Principal Payments

     In the ten month period from March 10, 2001 to January 15, 2002, total principal payments amounted to $170.4 million, (comprising $155.8 million on the class A notes and $14.6 million on the class B notes), $0.8 million more than assumed in the 2001 Base Case. The breakdown of the $0.8 million variance is set out on page 45. In the Three Month Period, total principal payments amounted to $21.4 million, (comprising of $16.8 million on the class A notes and $4.6 million on the class B notes), $13.2 million less than assumed in the 2001 Base Case. The breakdown of the $13.2 million variance is set out on page 44.

     Applying the declining value assumptions to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $3,263.9 million at January 15, 2002. Our portfolio is appraised annually and the most recent appraisal as of January 15, 2002 was obtained on January 31, 2001 and valued the current portfolio at $3,119.8 million. Applying the declining value assumptions to this appraisal, the total appraised value was $2,949.5 million at January 15, 2002.

     As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group's available cashflows after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amounts in April and May 1998 and from February 1999 to January 2002. Since the principal adjustment amounts on the class A notes rank ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amounts, some of the scheduled principal payments on the class C and D notes have been deferred on some payment dates during these periods. In particular, an adverse movement in cashflow performance in the twenty one month period since the April 2000 Payment Date which arose due to some of the factors described above and in Airplanes Group's Form 10-K for the financial year to March 31, 2001, together with the cumulative decline in appraised values to date, resulted in available cashflows not being sufficient to pay all of the class A principal adjustment amounts in the twenty one month period. As a result, no payments of the class C and D scheduled principal amounts were made in the twenty one month period. Consequently, total deferrals of class C and class D scheduled principal amounts amounted to $29.4 million and $15.2 million respectively as of January 15, 2002. The class E minimum interest amount has also been suspended since April 2000. The principal adjustment amount outstanding on the class A notes was $21.5 million as of January 15, 2002.

     Based on the most recent annual appraisal dated January 31, 2002, the decline in the aircraft valuations in the period to the February 2002 Payment Date was approximately $156 million more than the decrease assumed in the aircraft depreciation schedules assumed in the Base Case.

     The decline in appraised values in this period, combined with the overall decline in appraised values since March 1996 and overall cash performance in that period, resulted in an increase in the Principal Adjustment Amount on the Class A Notes at February 15, 2002 from $36.1 million to $117.7 million.

     The continued payment of Class A Principal Adjustment Amount will result in the continued reallocation of cashflows in favour of the class A notes until such time as the Class A target loan to value ratios provided by the terms of the Notes have been restored. Accordingly, payments of the Class C and D Scheduled Principal Amounts will continue to be deferred and the current suspension of payments of the class E Minimum Interest Amount will also continue. At the February 2002 Payment Date, total deferrals of class C and class D Scheduled Principal Amounts are $31.1 million and $16.2 million respectively. As discussed above at "Recent Developments", there is likely to be a reduction in the value of our aircraft in the longer term. The factors outlined are also causing a significant reduction in our cashflows which will adversely affect our ability to make payments on the notes, including the timing of principal and interest payments, and will cause the further redirection of available cashflows towards the senior note classes, both in the near term, and possibly also in the longer term. Accordingly, payments of the class C and D scheduled principal amounts will continue to be deferred and the current suspension of payments of the class E minimum interest amount will also continue. The factors outlined will give rise to the possibility of us not being able to pay scheduled interest on certain note classes on a monthly basis and not being able to repay in full, the principal on certain note classes by the legal final maturity date.

Note                 Report Line Name                      Description
----                 ----------------                      -----------
                     CASH COLLECTIONS
[1]                  Lease Rentals.......................  Assumptions as per the 2001 Base Case
[2]                  - Renegotiated Leases...............  Change in contracted rental cash flow caused by a renegotiated lease
[3]                  - Rental Resets.....................  Re-leasing events where new lease rate deviated from the 2001 Base Case
[4]                  - Other.............................
[5]  S [1]...[4]     Contracted Lease Rentals............  Current Contracted Lease Rentals due as at the latest Calculation Date
[6]                  Movement in Current Arrears Balance.  Current Contracted Lease Rentals not received as at the latest
                                                           Calculation Date, excluding Bad Debts
[7]                  Less Net Stress related Costs
[8]                  - Bad Debts.........................  Arrears owed by former lessees and deemed irrecoverable
[9]                  - Deferred Arrears Balance..........  Current arrears that have been capitalised and restructured as a Note
                                                           Payable
[10]                 - AOG...............................  Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                 - Other Leasing Income..............  Includes lease termination payments, rental guarantees and late payments charges
[12]                 - Repossession......................  Legal and technical costs incurred in repossessing aircraft.
[13] S [8]...[12]      Sub-total
[14] [5]+[6]+[13]    Net Lease Rentals...................  Contracted Lease Rentals less Movement in Current Arrears Balance and Net
                                                           Stress related costs
[15]                 Interest Earned.....................  Interest earned on monthly cash balances
[16]                 Aircraft Sales......................  Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                 Net Maintenance.....................  Maintenance Revenue Reserve received less reimbursements to lessees
[18]                 Other Receipts......................
[19] S [14]...[18]     Total Cash Collections............  Net Lease Rentals + Interest Earned + Aircraft Sales + Net Maintenance +
                                                           Other Receipts
                     CASH EXPENSES
                     Aircraft Operating Expenses.........  All operational costs related to the leasing of aircraft.
[20]                 - Releasing and Other Overheads.....  Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other lessee-related overheads
                     SG&A Expenses
[21]                 Aircraft Servicer Fees..............  Monthly and annual fees paid to servicer
                     - Retainer Fee......................  Fixed amount per month per aircraft
                     - Minimum Incentive Fee.............  Minimum annual fee paid to servicer for performance above an annually agreed target.
                     - Core Cashflow/Sales Incentive Fee.  Fees (in excess of Minimum Incentive Fee above) paid to servicer for performance above an annually agreed target/on sale of an aircraft.
[22] [21]            Sub-total
[23]                 Other Servicer Fees and Other
                      Overheads..........................  Administrative Agent, trustee and professional fees paid to other service providers and other overheads
[24]  [22]+[23]      Sub-total
[25]  [20]+[24]      Total Cash Expenses.................  Aircraft Operating Expenses + SG&A Expenses

                     NET CASH COLLECTIONS
[26]  [19]           Total Cash Collections..............  Line 19 above
[27]  [25]           Total Cash Expenses.................  Line 25 above
[28]                 Movement in Expense Account.........  Relates to reduction in accrued expense amounts
[29]                 Reduction in Liquidity Reserve......  Reduction of the miscellaneous reserve amount from $40m to $Nil in April
                                                           2001
[30]                 Interest Payments...................  Interest paid on all outstanding debt
[31]                 Swap payments ......................  Net swap payments (paid)/received
[32] S [26]...[31]   Total

[33]                 PRINCIPAL PAYMENTS                    Principal payments on debt

                 Airplanes Cash Flow Performance for the Period from October 10, 2001 to January 15, 2002 (3 Months)
                                  Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                              % of Lease Rentals under
                                                                                                the 2001 Base Case
                                                                           2001                           2001
                                                              Actual  Base Case  Variance    Actual  Base Case  Variance
                                                              ------  ---------  --------    ------  ---------  --------
               CASH COLLECTIONS                                   $M         $M       $M

1              Lease Rentals                                    105.0     105.0      0.0     100.0%     100.0%      0.0%
2               -      Renegotiated Leases                       (7.9)      0.0     (7.9)     (7.5%)      0.0%     (7.5%)
3               -      Rental Resets                             (8.4)      0.0     (8.4)     (8.0%)      0.0%     (8.0%)
4               -      Other                                      0.0       0.0      0.0       0.0%       0.0%      0.0%
                                                                 ----      ----      ---       ---        ---       ---

5   S 1 - 4    Contracted Lease Rentals                          88.7     105.0    (16.3)     84.5%     100.0%    (15.5%)
6              Movement in Current Arrears Balance              (10.4)      0.0    (10.4)     (9.9%)      0.0%     (9.9%)
7              less Net Stress Related Costs
8               -      Bad Debts                                  0.0      (1.1)     1.1       0.0%      (1.0%)     1.0%
9               -      Deferred Arrears Balance                   0.8       0.5      0.3       0.8%       0.5%      0.3%
10              -      AOG                                       (5.1)     (4.4)    (0.7)     (4.9%)     (4.2%)    (0.7%)
11              -      Other Leasing Income                       0.9       0.0      0.9       0.9%       0.0%      0.9%
12              -      Repossession                              (0.9)     (0.8)    (0.1)     (0.9%)     (0.8%)    (0.1%)
                                                                 ----      ----     ----       ---        ---       ---
13  S 8 - 12   Sub-total                                         (4.3)     (5.8)     1.5      (4.1%)     (5.5%)     1.4%
14  5+6+13     Net Lease Rental                                  74.0      99.2    (25.2)     70.5%      94.5%    (24.0%)
15             Interest Earned                                    0.9       1.7     (0.8)      0.8%       1.6%     (0.8%)
16             Aircraft Sales                                     1.0       0.0      1.0       1.0%       0.0%      1.0%
17             Net Maintenance                                    4.5       0.0      4.5       4.3%       0.0%      4.3%
18             Other Receipts                                     0.0       0.0      0.0       0.0%       0.0%      0.0%
                                                                 ----      ----      ---       ---       ----       ---
19  S 14 - 18  Total Cash Collections                            80.4     100.9    (20.6)     76.6%      96.1%    (19.5%)
                                                                 ====     =====     ====      ====       ====      ====

               CASH EXPENSES
               Aircraft Operating Expenses
20              -      Re-leasing and other overheads            (5.7)     (5.4)    (0.3)    (5.4%)      (5.1%)    (0.3%)

               SG&A Expenses
21             Aircraft Servicer Fees
                -      Retainer Fee                              (5.5)     (5.6)     0.1     (5.2%)      (5.3%)     0.1%
                -      Minimum Incentive Fee                      0.0      (0.4)     0.4      0.0%       (0.4%)     0.4%
                -      Core Cashflow/Sales Incentive Fee          0.0       0.0      0.0      0.0%        0.0%      0.0%
                                                                 ----       ---      ---      ---         ---       ---
22   21        Sub-total                                         (5.5)     (6.0)     0.5     (5.2%)      (5.7%)     0.5%
23             Other Servicer Fees and                           (2.2)     (2.4)     0.2     (2.1%)      (2.2%)     0.1%
                                                                 ----      ----      ---     ----         ---       ---
               Other Overheads
24   22+23     Sub-total                                         (7.7)     (8.3)     0.6     (7.3%)      (7.9%)     0.6%
                                                                 ----      ----      ---     ----         ---       ---
25   24+20     Total Cash Expenses                              (13.4)    (13.7)     0.3    (12.7%)     (13.0%)     0.3%
                                                                 ====      ====      ===     ====        ====       ===

               NET CASH COLLECTIONS
26   19        Total Cash Collections                            80.4     100.9    (20.6)     76.6%      96.1%    (19.5%)
27   25        Total Cash Expenses                              (13.4)    (13.7)     0.3     (12.7%)    (13.0%)     0.3%
28             Movement in Expense Account                        2.0      (1.9)     3.9       1.9%      (1.8%)     3.7%
29             Reduction in Liquidity Reserve                     0.0       0.0      0.0       0.0%       0.0%      0.0%
30             Interest Payments                                (31.6)    (47.3)    15.7     (30.1%)    (45.0%)    15.0%
31             Swap Payments                                    (16.0)     (3.3)   (12.7)    (15.2%)     (3.1%)   (12.1%)
                                                                 ----      ----     ----      ----       ----      ----
32  S 26 - 31  TOTAL                                             21.4      34.7    (13.2)     20.4%      33.1%     12.7%
                                                                 ====      ====     ====      ====       ====      ====

33             PRINCIPAL PAYMENTS
               Subclass A-6                                      16.8      30.1    (13.3)     16.0%      28.7%     (12.6%)
               Class B                                            4.6       4.6      0.1       4.4%       4.4%       0.0%
                                                                 ----       ---      ---       ---       ----        ---
               Total                                             21.4      34.7    (13.2)     20.4%      33.0%     (12.6)%
                                                                 ====      ====     ====      ====       ====       ====

               Debt Balances at January 15, 2002
               Subclass A-6                                     289.6     290.1
               Subclass A-8                                     700.0     700.0
               Subclass A-9                                     750.0     750.0
               Class B                                          263.7     264.0
               Class C                                          349.8     349.8
               Class D                                          395.1     395.1
                                                                -----     -----
                                                              2,748.2   2,749.0
                                                              =======   =======

                 Airplanes Cash Flow Performance for the Period from March 10, 2001 to January 15, 2002 (10 Months)
                                  Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                              % of Lease Rentals under
                                                                                                the 2001 Base Case
                                                                           2001                           2001
                                                              Actual  Base Case  Variance    Actual  Base Case  Variance
                                                              ------  ---------  --------    ------  ---------  --------
               CASH COLLECTIONS                                   $M         $M      $M
1              Lease Rentals                                    354.2     354.2      0.0     100.0%     100.0%      0.0%
2               -      Renegotiated Leases                      (12.9)      0.0    (12.9)     (3.7%)      0.0%     (3.7%)
3               -      Rental Resets                            (17.3)      0.0    (17.3)     (4.9%)      0.0%     (4.9%)
4               -      Other                                      0.0       0.0      0.0       0.0%       0.0%      0.0%
                                                                -----     -----      ---      ----       ----       ---

5   S 1 - 4    Contracted Lease Rentals                         323.9     354.2    (30.3)     91.5%     100.0%     (8.5%)
6              Movement in Current Arrears Balance               (5.7)      0.0     (5.7)     (1.6%)      0.0%     (1.6%)
7              less Net Stress Related Costs
8               -      Bad Debts                                 (2.7)     (3.6)     0.8      (0.8%)     (1.0%)     0.2%
9               -      Deferred Arrears Balance                   3.3       1.9      1.4       0.9%       0.5%      0.4%
10              -      AOG                                       (9.8)    (15.0)     5.2      (2.8%)     (4.2%)     1.5%
11              -      Other Leasing Income                       1.8       0.0      1.8       0.5%       0.0%      0.5%
12              -      Repossession                              (3.0)     (2.8)    (0.2)     (0.9%)     (0.8%)    (0.0%)
                                                                 ----     -----     ----      ----       ----       ---
13   S 8 - 12  Sub-total                                        (10.4)    (19.5)     9.0      (2.9%)     (5.5%)     2.5%
14  5+6+13     Net Lease Rental                                 307.8     334.7    (27.0)     86.9%      94.5%     (7.6%)
15             Interest Earned                                    5.0       5.9     (1.0)      1.4%       1.7%     (0.3%)
16             Aircraft Sales                                    10.7       8.8      1.9       3.0%       2.5%      0.5%
17             Net Maintenance                                    8.2       0.0      8.2       2.3%       0.0%      2.3%
18             Other Receipts                                     4.3       0.0      4.3       1.2%       0.0%      1.2%
                                                                -----     -----       ---     ----       ----       ---
19  S 14 - 18  Total Cash Collections                           336.0     349.5    (13.5)     94.9%      98.7%     (3.8%)
                                                                =====     =====    ======     ====       ====       ===

               CASH EXPENSES
               Aircraft Operating Expenses
20              -      Re-leasing and other overheads           (15.1)    (17.9)     2.8      (4.3%)     (5.1%)     0.8%

               SG&A Expenses
21             Aircraft Servicer Fees
                -      Retainer Fee                             (18.4)    (18.7)     0.3      (5.2%)     (5.3%)     0.1%
                -      Minimum Incentive Fee                     (1.5)     (1.3)    (0.3)     (0.4%)     (0.4%)    (0.1%)
                -      Core Cashflow/Sales Incentive Fee         (0.2)      0.0     (0.2)     (0.0%)      0.0%     (0.0%)
                                                                 ----      ----     ----      ----        ---       ---
22   21        Sub-total                                        (20.0)    (19.9)    (0.1)     (5.7%)     (5.6%)    (0.0%)
23             Other Servicer Fees and Other Overheads           (8.9)     (7.9)    (1.0)     (2.5%)     (2.2%)    (0.3%)
                                                                 ----      ----     -----     ----        ---       ---
24   22+23     Sub-total                                        (28.9)    (27.8)    (1.1)     (8.2%)     (7.9%)    (0.3%)
                                                                 ----      ----     ----      ----        ---       ---

25   24+20     Total Cash Expenses                              (44.0)    (45.7)     1.7     (12.4%)    (12.9%)     0.5%
                                                                 ====      ====      ===      ====       ====       ===

               NET CASH COLLECTIONS
26   19        Total Cash Collections                           336.0     349.5    (13.5)     94.9%      98.7%     (3.8%)
27   25        Total Cash Expenses                              (44.0)    (45.7)     1.7     (12.4%)    (12.9%)     0.5%
28             Movement in Expense Account                       (5.5)     (1.9)    (3.6)     (1.6%)     (0.5%)    (1.0%)
29             Reduction in Liquidity Reserve                    40.0      40.0      0.0      11.3%      11.3%      0.0%
30             Interest Payments                               (131.5)   (159.8)    28.3     (37.1%)    (45.1%)     8.0%
31             Swap Payments                                    (24.5)    (12.4)   (12.1)     (6.9%)     (3.5%)    (3.4%)
                                                                -----     -----    -----      ----       ----       ---
32  S 26 - 31  TOTAL                                            170.4     169.6      0.8      48.1%      47.9%      0.2%
                                                                =====     =====      ===      ====       ====       ===

33             PRINCIPAL PAYMENTS
               Subclass A-6                                     155.8     155.3      0.5      44.0%      43.9%      0.1%
               Class B                                           14.6      14.3      0.3       4.1%       4.0%      0.1%
                                                                 ----     -----      ---      ----       ----       ---
               Total                                            170.4     169.6      0.8      48.1%      47.9%      0.2%
                                                                =====     =====      ===      =====      =====      ===

               Debt Balances at January 15, 2002
               Subclass A-6                                     289.6     290.1     (0.5)
               Subclass A-8                                     700.0     700.0      0.0
               Subclass A-9                                     750.0     750.0      0.0
               Class B                                          263.7     264.0     (0.3)
               Class C                                          349.8     349.8      0.0
               Class D                                          395.1     395.1      0.0
                                                                -----     -----      ---
                                                              2,748.2   2,749.0     (0.8)
                                                              =======   =======     ====

                                                  Mar-01                                 2001
                                                 Closing            Actual          Base Case
                                                 -------            ------          ---------
                                                      $m                $m                 $m
          Net Cash Collections                                       170.4              169.6

          Add Back Interest and Swap Payments                        156.0              172.3
                                                                     -----              -----

    a     Net Cash Collections                                       326.4              341.9
                                                                     =====              =====
          (excl. interest and swap payments)
    b     Swaps                                                       24.5               12.4
    c     Class A Interest                                            61.8               86.5
    d     Class A Minimum                                              0.0                0.0
    e     Class B Interest                                            10.0               13.8
    f     Class B Minimum                                             14.6               14.3
    g     Class C Interest                                            23.8               23.8
    h     Class D Interest                                            35.8               35.8
    i     Class A Principal Adjustment                               155.8              155.3
    i     Class C Scheduled                                            0.0                0.0
    k     Class D Scheduled                                            0.0                0.0
    l     Permitted Aircraft Modifications                             0.0                0.0
    m     Step-up Interest                                             0.0                0.0
    n     Class E Minimum Interest                                     0.0                0.0
    o     Class B Supplemental                                         0.0                0.0
    p     Class A Supplemental                                         0.0                0.0
                                                                       ---                ---
          Total                                                      326.4              341.9
                                                                     =====              =====

   [1]    Interest Coverage Ratio
          Class A                                                      3.8                3.5  = a/(b+c)
          Class B                                                      3.4                3.0  = a/(b+c+d+e)
          Class C                                                      2.4                2.3  = a/(b+c+d+e+f+g)
          Class D                                                      1.9                1.8  = a/(b+c+d+e+f+g+h)

   [2]    Debt Coverage Ratio
          Class A                                                      3.8                3.5  = a/(b+c+d)
          Class B                                                      2.9                2.7  = a/(b+c+d+e+f)
          Class C                                                      1.0                1.0  = a/(b+c+d+e+f+g+h+i+j)
          Class D                                                      1.0                1.0  = a/(b+c+d+e+f+g+h+i+j+k)

          Loan to Value Ratios (in US dollars)
   [3]    Expected Portfolio Value
   [4]    Adjusted Portfolio Value               3,108.6           2,949.5            2,952.7
          Liquidity Reserve Amount
          Of which - Cash                          156.9             111.2              116.0
                   - Accrued Expenses               12.6              10.0                0.0
                                                    ----              ----                ---
          Subtotal                                 169.5             121.2              116.0
          Less Lessee Security Deposits             36.9              31.2               36.0
                                                    ----              ----               ----
          Subtotal                                 132.6              90.0               80.0
                                                   -----              ----               ----
   [5]    Total Asset Value                      3,241.2           3,039.5            3,032.7
                                                 =======           =======            =======

          Note Balances as at:                   March 15, 2001   January 15, 2002   January 15, 2002
                                                 --------------   ----------------   ----------------

          Class A                                1,895.4  58.5%    1,739.6   57.2%    1,740.1  57.4%
          Class B                                  278.3  67.1%      263.7   65.9%      264.0  66.1%
          Class C                                  349.8  77.9%      349.8   77.4%      349.8  77.6%
          Class D                                  395.1  90.0%      395.1   90.4%      395.1  90.6%
                                                   -----             -----             ------
                                                 2,918.6           2,748.2            2,749.0
                                                 =======           =======            =======

   [1] "Interest Coverage Ratio" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest payable on each subclass of Notes plus the interest and minimum principal payments payable on each subclass of Notes that rank senior in priority of payment to the relevant subclass of Notes.

   [2] "Debt Service Ratio" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest and minimum/scheduled principal payments payable on each subclass of Notes plus the interest and minimum/scheduled principal payments payable on each subclass of Notes that ranks equally with or senior to the relevant subclass of Notes in the priority of payments. In respect of the Class A Notes, Principal Adjustment Amount payments have been excluded as they are a function of aircraft values.

   [3] "Expected Portfolio Value" represents the Initial Appraised Value of each Aircraft in the Portfolio multiplied by the Depreciation Factor at Payment Date divided by the Depreciation Factor at March 1996 Closing Date.

   [4] "Adjusted Portfolio Value" represents the Base Value of each Aircraft in the Portfolio as determined by the most recent Appraisal multiplied by the Depreciation Factor at Payment Date divided by the Depreciation Factor as of the relevant Appraisal date.

   [5] "Total Asset Value" is equal to Total Expected/Adjusted Portfolio Value Liquidity Reserve Amount minus Lessee Security Deposits.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Sensitivity

Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from its notes and the derivative instruments used by Airplanes Group to manage its interest rate risk.

The terms of each subclass of notes, including the outstanding principal amount as of December 31, 2001 and estimated fair value as of December 31, 2001, are as follows:

                    Annual Interest                                                        Estimated
                          Rate        Principal Amount  *Expected Final     Final        Fair Value at
Subclass of Notes  (Payable Monthly)   at quarter end     Payment Date   Maturity Date  December 31, 2001
-----------------  -----------------  ----------------  ---------------  -------------  -----------------
                                         $ Millions                                        $ Millions
Subclass A-6       (LIBOR+.34%)            291          January 15, 2004  March 15, 2019       288
Subclass A-8       (LIBOR+.375%)           700          March 15, 2003    March 15, 2019       665
Subclass A-9       (LIBOR+.55%)            750          November 15, 2008 March 15, 2019       690
Class B            (LIBOR+.75%)            265          March 15, 2009    March 15, 2019       212
Class C            (8.15%)                 350          December 15, 2013 March 15, 2019       199
Class D            (10.875%)               395          February 15, 2017 March 15, 2019       119
                                         -----                                               -----
                                         2,751                                               2,173
                                         =====                                               =====

* Per 2001 Offering Memorandum

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are either fixed or floating. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and approximately 75% of the leases are fixed rate leases.

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the class A-D notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps. The class A and B notes bear floating rates of interest and the class C and D notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the notes, Airplanes Group enters into interest rate swaps (the 'Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the class A and B notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, debis AirFinance Financial Services (Ireland) Limited, a subsidiary of debis AirFinance Ireland, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At December 31, 2001, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $1,915 million. The aggregate notional principal of these Swaps will be reduced to $1,645 million by the end of the fiscal year ended March 31, 2002. These Swaps will be further reduced to an aggregate notional principal balance of $1,025 million by the year ended March 31, 2003, to an aggregate notional principal balance of $605 million by the year ended March 31, 2004 and to an aggregate notional principal balance of $180 million by March 31, 2005. None of the Swaps have maturity dates extending beyond February 2006. The aggregate estimated fair market value of the Swaps at December 31, 2001 was $(55.5) million, that is the Swaps were "out-of-the-money", such that if sold, it would result in a loss as detailed below:

Airplanes Group Swap Book at December 31, 2001

           Notional                Final       Fixed         Estimated Fair
Swap No.   Amount (i)  Effective  Maturity      Rate         Market Value as
          ($Millions)    Date       Date     Payable (ii)  at December 31, 2001
          -----------    ----       ----     ------------  --------------------
   1            60     29-Jun-01  15-Jan-02    3.6625%            (85,333)
   2           120     30-Jul-01  15-Jan-02    3.6675%           (171,150)
   3            20     15-Apr-01  15-Mar-02    4.5500%           (131,975)
   4            80     15-Oct-01  15-Mar-02    2.4200%           (103,259)
   5            20     27-May-98  15-Apr-02    6.2800%           (292,664)
   6            35     16-Aug-99  15-Apr-02    6.2250%           (444,995)
   7            10     15-Dec-99  15-Apr-02    6.3100%           (145,325)
   8            10     27-Oct-98  15-May-02    6.2900%           (182,799)
   9            10     17-Apr-00  15-May-02    6.7150%           (200,320)
   10           80     15-Nov-99  15-Jun-02    6.1200%         (1,048,639)
   11           15     16-Feb-99  15-Jul-02    6.2700%           (299,636)
   12            5     15-Sep-98  15-Aug-02    6.1700%           (137,047)
   13          115     15-Jul-98  15-Dec-02    6.2400%         (4,067,249)
   14           90     15-Jun-00  15-Dec-02    7.1125%         (2,942,833)
   15           30     25-Aug-98  15-Feb-03    6.3900%         (1,589,961)
   16           25     15-Oct-98  15-Feb-03    6.3800%           (952,014)
   17           10     16-Nov-98  15-Feb-03    6.3900%           (602,355)
   18           50     15-Dec-98  15-Feb-03    6.2840%         (1,757,338)
   19           10     15-Feb-00  15-Mar-03    6.3965%           (955,976)
   20           20     18-Jan-00  15-Mar-03    6.3850%           (836,715)
   21           40     01-Jun-99  15-Mar-03    6.2200%         (1,064,459)
   22           30     21-Dec-99  15-Mar-03    6.5875%           (820,204)
   23           20     15-Apr-01  15-Apr-03    7.1850%         (1,193,881)
   24           50     21-Jun-99  15-Jun-03    6.3100%         (2,896,029)
   25           55     15-Jul-99  15-Aug-03    6.2900%         (2,720,745)
   26           15     18-Jan-00  15-Oct-03    6.4650%           (791,611)
   27           30     17-Aug-99  15-Nov-03    6.3300%         (1,647,053)
   28           30     15-Dec-00  15-Nov-03    7.3625%         (2,306,220)
   29           15     26-Apr-00  15-Nov-03    6.6875%           (640,404)
   30           40     20-Sep-00  15-Nov-03    6.5625%         (2,375,791)
   31           15     15-Nov-00  15-Nov-03    6.5775%           (701,251)
   32           25     15-Feb-01  15-Nov-03    5.2750%           (909,591)
   33           10     24-Mar-00  15-Dec-03    6.8450%         (1,543,753)
   34           30     15-May-00  15-Jan-04    7.2995%         (2,081,498)
   35           20     26-Jun-00  15-Feb-04    6.9775%         (1,027,313)
   36           45     15-Aug-00  15-Feb-04    6.7700%         (2,840,987)
   37           15     18-Aug-00  15-Apr-04    6.7700%           (998,871)
   38           20     15-Nov-01  15-Apr-04    4.8900%           (497,673)
   39           25     17-Apr-01  15-May-04    6.8290%         (2,158,137)
   40           10     12-Oct-00  15-Jul-04    6.5850%           (961,780)
   41           40     17-Sep-01  15-Sep-04    5.7125%         (1,739,699)
   42            0     15-Jul-03  15-Nov-04    5.7650%             19,820
   43            0     15-Apr-02  15-Dec-04    5.3975%           (909,836)

   44           50     15-May-01  15-Jan-05    4.7950%           (826,953)
   45          180     21-Aug-01  15-Feb-05    4.4195%         (3,125,786)
   46           50     17-Oct-01  15-Nov-05    3.9475%            408,574
   47           80     24-Jul-01  15-Dec-05    5.2850%         (1,558,002)
   48            0     17-Nov-03  17-Jan-06    5.1150%            318,563
   49          160     20-Dec-01  15-Feb-06    4.6350%           (916,611)
              ----                                             ----------
             1,915                                            (55,454,764)
             =====                                             ==========


(i) While some of the above Swaps may have a fixed notional amount, many amortise over the period to the final maturity date.

(ii) Each of the above Swaps is calculated on a monthly fixed actual/360 adjusted basis.

(iii) Under all Swaps, Airplanes Group receives floating at one month LIBOR, which resets monthly.

Pursuant to a decision of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust on November 8, 1999, Airplanes Group either re-couponed or unwound and replaced thirty of its portfolio of forty four Swaps. Twenty of these Swaps were adjusted so that Airplanes Group's fixed payment rate more closely reflected current market rates. Airplanes Group received a net cash payment of $9.33 million with respect to these twenty Swaps. In addition, ten of the thirty Swaps were terminated, in return for a net payment to Airplanes Group of $1.92 million. In aggregate therefore, Airplanes Group received a net cash inflow of $11.25 million, but will now have higher ongoing swap costs as a result of re-calibrating the Swaps to current market rates. Simultaneously with these terminations, Airplanes Group put in place a replacement Swap to maintain a fully hedged position. These adjustments and terminations released the positive value in Airplanes Group's Swaps and allowed that value to be available to be applied to additional payments of the class A Principal Adjustment Amount. These transactions were conducted in accordance with Airplanes Group's interest rate risk management policies.

The realized gain on the termination of these Swaps had been deferred and is being recognized over the life of the hedged transaction in accordance with the guidance provided in ET Issue No. 84-7, "Termination of Interest Rate Swaps". Effective April 1, 2001, the remaining realized gain has been recorded in the Statement of Other Comprehensive Income and will be recognized in the Statement of Operations over the life of the hedged transaction in accordance with FAS 138.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure is managed through the purchase of Swaptions. Airplanes Group purchases Swaptions which, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it will pay floating amounts and received fixed amounts. These Swaptions can be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates have declined since the contract date of such leases. Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group purchases Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the 'Target Hedge') will be varied from time to time to reflect, inter alia, changes in the mix of payment bases under future leases and in the prevailing level of interest rates. From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to December 31, 2001, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $659 million and sold Swaptions with an aggregate notional principal balance of $589 million and Swaptions with an aggregate notional principal of $70 million matured. The net aggregate notional principal balance of Swaptions at December 31, 2001 therefore amounted to $Nil million.

On September 28, 2001 Airplanes Group sold its portfolio of sixteen Swaptions with a notional principal balance of $315 million. The cash receipt from the sale totaled $11.36 million. This sale released the positive value in our Swaption portfolio and allowed that value to be applied to make additional payments of the class A Principal Adjustment Amount. Rating Agency approval was obtained in relation to the transaction prior to executing the sale. It is not currently proposed to purchase any Swaptions given the low interest rate environment.

The realized gain on the value of the Swaptions of $8.9 million, i.e. the sale proceeds of $11.36 million less the carrying value at June 30, 2001 of $2.5 million has been included as a credit against interest expense in the period to December 31, 2001.

Through the use of the Swaps, Swaptions (when applicable) and other interest rate hedging products, it is Airplanes Group's policy not to be adversely exposed to material movements in interest rates. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard.

The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions which have credit ratings, or which provide collateralisation arrangements, consistent with maintaining the ratings of the class A notes.

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of additional notes or refinancing notes with different interest rate provisions from the notes. Please refer to "Risk Factors" in the Airplanes Group Report on Form 10-K filed with the SEC on June 28, 2001 for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

Part II.  Other Information

Item 1. Legal Proceedings

VASP
Following the default by the Brazilian airline VASP under its leases, GPA Group (now known as debis AirFinance Ireland) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from GPA Group in March 1996, four of which remain in our portfolio and represented 1.8% of our portfolio by appraised value as of January 31, 2002. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland has challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considers debis AirFinance Ireland's rescission action. The risk of repossession only arises where VASP is successful in seeking repossession of the aircraft and where the aircraft are located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time. debis AirFinance Ireland has informed Airplanes Group that it has been advised by its Brazilian counsel that the December 1996 High Court decision was incorrect as a matter of Brazilian law and that it is actively pursuing all available courses of action, including appeals to superior courts to overturn the High Court decision.

Other Matters
AeroUSA and AeroUSA 3 have in the past filed U.S. federal consolidated tax returns and certain state and local tax returns with debis AirFinance, Inc. (then known as AerFi, Inc.) and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously reported by debis AirFinance, Inc. and its subsidiaries. debis AirFinance believes that none of these audits will have a material adverse impact upon the liquidity, results of operations or the financial conditions of AeroUSA.

Subsequent to November 20, 1998, AeroUSA, Inc. and AeroUSA 3, Inc. now file consolidated United States federal tax returns and certain state and local tax returns with General Electric Capital Corporation ("GE"), such returns being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a tax sharing agreement with GE.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K: Filed for event dates October 15, 2001, November 15, 2001 and December 17, 2001 (relating to the monthly report to holders of the certificates).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 15, 2002                     AIRPLANES LIMITED


                                            By: /s/ WILLIAM M. MCCANN
                                               --------------------------------
                                               William M. McCann
                                               Director and Principal Accounting
                                                 Officer


Date: February 15, 2002                     AIRPLANES U.S. TRUST


                                            By: /s/ WILLIAM M. MCCANN
                                               --------------------------------
                                               William M. McCann
                                               Controlling Trustee and Principal
                                                 Accounting Officer


FORM 10Q Dec 2001

                                                                     Appendix 1


Particulars of the Portfolio as of December 31, 2001
by reference to Appraised Value at January 31, 2002 are contained in the table below.

                                                                                                                 Appraised
                                                                                                   Date of        Value at
                                                                           Aircraft      Serial  Manufacture/ January 31, 2002
Region            Country                    Lessee                          Type        Number   Conversion     (US$000's)
------            -------                    ------                          ----        ------   ----------     ----------
Africa            Tunisia                    Nouvelair Tunisie             MD83          49631     14-Jun-89       16,203
                  Tunisia                    Nouvelair Tunisie             MD83          49672     1-Jul-88        14,622
                  Tunisia                    Tuninter                      B737-300      24905     1-Feb-91        20,678
Asia & Far East   Bangladesh                 GMG Airlines                  DHC8-300       307      1-Dec-91         6,988
                  China                      China Southern                B737-500      24897     26-Feb-91       17,779
                  China                      China Southern                B737-500      25182     3-Feb-92        18,906
                  China                      China Southern                B737-500      25183     14-Feb-92       19,580
                  China                      China Southern                B737-500      25188     12-Mar-92       19,451
                  China                      Xinjiang                      B757-200      26156     25-Nov-92       35,383
                  Indonesia                  Merpati Nusantara Airlines    B737-200A     22368     1-Sep-80         2,730
                  Indonesia                  Merpati Nusantara Airlines    B737-200A     22369     1-Sep-80         2,939
                  Indonesia                  PT Garuda Indonesia           B737-400      24683     7-Aug-90        22,470
                  Indonesia                  PT Garuda Indonesia           B737-400      24691     9-Aug-90        22,731
                  Indonesia                  PT Mandala Airlines           B737-200A     22278     19-Mar-80        3,726
                  Indonesia                  PT Mandala Airlines           B737-200A     21685     1-Jan-79         3,281
                  Indonesia                  PT Mandala Airlines           B737-200A     22803     14-Feb-83        4,408
                  Indonesia                  PT Mandala Airlines           B737-200A     22804     1-Feb-83         4,968
                  Indonesia                  PT Mandala Airlines           B737-200A     23023     30-Mar-83        4,068
                  Malaysia                   Air Asia Sdn. Bhd.            B737-300      24907     1-Mar-91        20,797
                  Pakistan                   Pakistan Int Airline          A300-B4-200    269      11-Aug-83        7,491
                  Philippines                Philippine Airlines           B737-300      24770     1-Oct-90        19,040
                  Philippines                Philippine Airlines           B737-400      24684     1-Apr-90        21,898
                  Philippines                Philippine Airlines           B737-400      26081     10-Mar-93       25,149
                  South Korea                Asiana Airlines               B737-400      24493     14-Jul-89       20,273
                  South Korea                Asiana Airlines               B737-400      24520     21-Dec-89       20,502
                  Taiwan                     Far Eastern Air Transport     MD83          49950     1-Nov-91        17,454
Australia &
 New Zealand      Australia                  National Jet Systems          DHC8-100       229      1-Sep-90         5,273
                  New Zealand                New Zealand International
                                               Airlines                    METRO-III      705      1-Aug-88         1,010
                  New Zealand                New Zealand International
                                               Airlines                    METRO-III      711      1-Mar-88           986
                  New Zealand                New Zealand International
                                               Airlines                    METRO-III      712      1-Jun-88           902
Europe            Czech Republic             Travel Servis                 B737-400      24911     1-Apr-91        23,439
                  France                     Air France                    A320-200       220      1-Sep-91        25,164
                  France                     Air France                    A320-200       203      1-Sep-91        25,214
                  France                     Air Liberte S.A.              MD83          49943     1-Jul-91        17,477
                  Hungary                    Malev                         B737-400      25190     7-Apr-92        23,630
                  Hungary                    Malev                         B737-400      26069     2-Nov-92        24,524
                  Hungary                    Malev                         B737-400      26071     13-Nov-92       23,994
                  Italy                      Air One SpA                   B737-300      25179     12-Feb-92       21,645
                  Italy                      Air One SpA                   B737-300      25187     14-Mar-92       21,373
                  Italy                      Air One SpA                   B737-400      24906     24-Feb-91       21,528
                  Italy                      Air One SpA                   B737-400      24912     14-Jun-91       21,908
                  Italy                      Eurofly S.P.A                 MD83          49390     1-Apr-86        12,986
                  Italy                      Meridiana SpA                 MD83          49792     1-Nov-89        16,811
                  Italy                      Meridiana SpA                 MD83          49935     26-Sep-90       16,690
                  Italy                      Meridiana SpA                 MD83          49951     25-Aug-91       17,625
                  Netherlands                Schreiner Airways             DHC8-300       232      20-Oct-90        6,140
                  Netherlands                Schreiner Airways             DHC8-300       244      1-Dec-90         6,290
                  Netherlands                Schreiner Airways             DHC8-300       266      20-Mar-91        6,992
                  Netherlands                Schreiner Airways             DHC8-300       276      13-May-91        6,752
                  Netherlands                Schreiner Airways             DHC8-300       283      1-Sep-91         6,701
                  Netherlands                Schreiner Airways             DHC8-300       298      1-Apr-92         7,124
                  Netherlands                Schreiner Airways             DHC8-300       300      1-Apr-92         7,206
                  Norway                     Wideroe's Flyveselskap a/s    DHC8-300       293      1-Oct-91         6,848
                  Norway                     Wideroe's Flyveselskap a/s    DHC8-300       342      1-Dec-92         7,541
                  Spain                      Futura                        B737-400      24689     3-Jul-90        21,786
                  Spain                      Futura                        B737-400      24690     1-Jul-90        21,961
                  Spain                      Futura                        B737-400      25180     21-Jan-92       23,686
                  Spain                      Spanair                       MD83          49620     1-Jul-88        15,332
                  Spain                      Spanair                       MD83          49624     1-Aug-88        14,889
                  Spain                      Spanair                       MD83          49626     22-Oct-88       14,675
                  Spain                      Spanair                       MD83          49709     1-Dec-88        14,617
                  Spain                      Spanair                       MD83          49936     6-Oct-90        16,560
                  Spain                      Spanair                       MD83          49938     1-Dec-90        17,306
                  Turkey                     MNG Airlines Cargo            A300-C4-200     83      1-May-79        11,617
                  Turkey                     Pegasus                       B737-400      24345     1-Jun-89        20,040
                  Turkey                     Pegasus                       B737-400      24687     25-May-90       20,815
                  Turkey                     Turk Hava Yollari             B737-400      24917     24-Jun-91       22,479
                  Turkey                     Turk Hava Yollari             B737-400      25181     3-Feb-92        23,284
                  Turkey                     Turk Hava Yollari             B737-400      25184     2-Mar-92        24,210
                  Turkey                     Turk Hava Yollari             B737-400      25261     9-Apr-92        23,761
                  Turkey                     Turk Hava Yollari             B737-400      26065     1-May-92        23,764
                  Turkey                     Turk Hava Yollari             B737-500      25288     16-Jun-92       19,359
                  Turkey                     Turk Hava Yollari             B737-500      25289     12-Jun-92       18,988
                  United Kingdom             Airtours International        A320-200       294      2-Apr-92        26,464
                  United Kingdom             Airtours International        A320-200       301      22-Apr-92       26,493
                  United Kingdom             Airtours International        A320-200       348      17-Jun-92       26,494
                  United Kingdom             Airtours International        A320-200       349      30-Oct-92       26,985
                  United Kingdom             Brymon Airways                DHC8-300       296      1-Oct-91         6,674
                  United Kingdom             Brymon Airways                DHC8-300       334      8-Oct-92         7,305
                  United Kingdom             Go Fly Limited                B737-300      23923     1-Apr-88        17,878
                  United Kingdom             Heavylift Aviation Holdings
                                               Limited                     A300-B4-200    131      7-Feb-81         6,004
                  United Kingdom             Titan Airways Limited         ATR42-300      109      14-Oct-88        4,250




                                                                                                                 Appraised
                                                                                                   Date of        Value at
                                                                           Aircraft      Serial  Manufacture/ January 31, 2002
Region            Country                    Lessee                          Type        Number   Conversion     (US$000's)
------            -------                    ------                          ----        ------   ----------     ----------
                  United Kingdom             Titan Airways Limited         ATR42-300      113      18-Nov-88        4,329
Latin America     Antigua                    Caribbean Star                DHC8-300       267      4-Apr-91         7,088
                  Antigua                    Liat                          DHC8-100       113      1-Sep-88         3,829
                  Antigua                    Liat                          DHC8-100       140      1-Mar-89         3,745
                  Antigua                    Liat                          DHC8-100       144      1-Mar-89         4,062
                  Antigua                    Liat                          DHC8-100       270      1-May-91         4,602
                  Argentina                  LAPA                          B737-200A     22633     1-Mar-81         3,622
                  Argentina                  LAPA                          B737-200A     21193     1-Jul-76         3,165
                  Brazil                     Rio Sul                       B737-500      25185     18-Feb-92       18,239
                  Brazil                     Rio Sul                       B737-500      25186     11-Mar-92       18,860
                  Brazil                     Rio Sul                       B737-500      25191     10-Apr-92       20,072
                  Brazil                     Rio Sul                       B737-500      25192     14-Apr-92       18,378
                  Brazil                     Rio Sul                       B737-500      26075     23-Oct-92       19,271
                  Brazil                     TAM                           F100          11284     31-Jul-90        8,911
                  Brazil                     TAM                           F100          11285     1-Aug-90         9,196
                  Brazil                     TAM                           F100          11304     27-Feb-91        9,774
                  Brazil                     TAM                           F100          11305     19-Apr-91        9,470
                  Brazil                     TAM                           F100          11336     5-Jun-91         9,864
                  Brazil                     TAM                           F100          11347     1-Oct-91         9,748
                  Brazil                     TAM                           F100          11348     6-Aug-91         9,909
                  Brazil                     TAM                           F100          11371     19-Dec-91        9,902
                  Brazil                     VARIG                         MD11          48499     31-Dec-91       52,167
                  Brazil                     VARIG                         MD11          48500     1-Mar-92        54,029
                  Brazil                     VARIG                         MD11          48501     1-Sep-92        53,471
                  Chile                      Fast Air                      DC8-71F       45810     9-Apr-92        11,373
                  Chile                      Fast Air                      DC8-71F       45970     15-Oct-92       12,058
                  Chile                      Fast Air                      DC8-71F       45976     10-Aug-91       11,853
                  Chile                      Lan Chile Airlines            B737-200A     22397     1-Feb-81         2,704
                  Chile                      Lan Chile Airlines            B737-200A     23024     1-May-83         4,248
                  Chile                      Lan Chile Airlines            B737-200A     22407     1-Sep-80         2,975
                  Chile                      Lan Chile Airlines            B767-300ER    26204     1-Oct-92        52,737
                  Colombia                   ACES                          ATR42-300      284      1-Jan-92         5,808
                  Colombia                   Avianca                       B757-200      26154     22-Sep-92       33,955
                  Colombia                   Avianca                       B767-200ER    25421     14-Jan-92       40,645
                  Colombia                   Avianca                       MD83          49939     26-Oct-90       15,702
                  Colombia                   Avianca                       MD83          49946     18-Jul-91       16,160
                  Colombia                   Avianca                       MD83          53120     29-Jul-92       17,509
                  Colombia                   Avianca                       MD83          53125     2-Apr-92        17,470
                  Colombia                   Tampa                         DC8-71F       45849     9-Mar-91        12,315
                  Colombia                   Tampa                         DC8-71F       45945     19-May-92       12,033
                  Colombia                   Tampa                         DC8-71F       46066     24-Apr-91       12,128
                  Mexico                     Aeromexico                    DC9-32        48125     1-Apr-80         1,709
                  Mexico                     Aeromexico                    DC9-32        48126     1-Apr-80         1,831
                  Mexico                     Aeromexico                    DC9-32        48127     1-Jul-80         1,345
                  Mexico                     Aeromexico                    DC9-32        48128     1-Aug-80         1,668
                  Mexico                     Aeromexico                    DC9-32        48129     1-Nov-80         1,768
                  Mexico                     Aeromexico                    DC9-32        48130     1-Dec-80         1,710
                  Mexico                     Aeromexico                    MD82          49660     1-Mar-88        13,366
                  Mexico                     Aeromexico                    MD82          49667     21-Jan-88       13,182
                  Mexico                     Aeromexico                    MD87          49673     1-Dec-88        12,410
                  Mexico                     Mexicana                      F100          11266     17-Aug-90        9,513
                  Mexico                     Mexicana                      F100          11309     16-May-91        9,842
                  Mexico                     Mexicana                      F100          11319     5-Apr-91         9,854
                  Mexico                     Mexicana                      F100          11339     1-Jul-91        10,260
                  Mexico                     Mexicana                      F100          11374     20-Jan-92       10,363
                  Mexico                     Mexicana                      F100          11375     1-Dec-92        10,421
                  Mexico                     Mexicana                      F100          11382     1-Jan-93        10,478
                  Mexico                     Mexicana                      F100          11384     1-Jan-93        10,373
                  Netherlands Antilles       ALM                           DHC8-300C      230      1-Feb-91         6,584
                  Netherlands Antilles       ALM                           DHC8-300C      242      1-Nov-90         6,645
                  Trinidad & Tobago          BWIA International            MD83          49789     23-Sep-89       16,246
Middle East       Israel                     Arkia Israeli Airlines        B757-200      26151     23-Jul-92       36,033
North America     Canada                     Air Canada                    A320-200       174      1-Apr-91        25,910
                  Canada                     Air Canada                    A320-200       175      1-Apr-91        25,755
                  Canada                     Air Canada                    A320-200       232      1-Oct-91        25,150
                  Canada                     Air Canada                    A320-200       284      9-Mar-92        25,411
                  Canada                     Air Canada                    A320-200       309      13-May-92       26,687
                  Canada                     Air Canada                    A320-200       404      1-Jan-94        29,157
                  Canada                     Air Canada                    B767-300ER    24948     19-Jul-91       49,338
                  Canada                     Air Canada                    B767-300ER    26200     1-Sep-92        53,328
                  United States of America   Allegheny Airlines            DHC8-100       258      1-Jan-91         4,614
                  United States of America   America West                  B737-300QC    23499     1-Jun-86        16,480
                  United States of America   America West                  B737-300QC    23500     1-Jun-86        16,213
                  United States of America   BAX Global                    DC8-71F       45811     30-May-91       11,951
                  United States of America   BAX Global                    DC8-71F       45813     28-Apr-92       11,583
                  United States of America   BAX Global                    DC8-71F       45946     23-Apr-92       11,335
                  United States of America   BAX Global                    DC8-71F       45971     13-Feb-92       10,392
                  United States of America   BAX Global                    DC8-71F       45973     27-Feb-92       12,750
                  United States of America   BAX Global                    DC8-71F       45978     23-Apr-93       11,404
                  United States of America   BAX Global                    DC8-71F       45993     23-Jun-93       11,163
                  United States of America   BAX Global                    DC8-71F       45994     1-Sep-94        11,221
                  United States of America   BAX Global                    DC8-71F       45998     21-May-93       11,611
                  United States of America   BAX Global                    DC8-71F       46065     12-Jan-92       12,059




                                                                                                                 Appraised
                                                                                                   Date of        Value at
                                                                           Aircraft      Serial  Manufacture/ January 31, 2002
Region            Country                    Lessee                          Type        Number   Conversion     (US$000's)
------            -------                    ------                          ----        ------   ----------     ----------
                  United States of America   Emery Worldwide               DC8-71F       45996     29-Oct-92       12,427
                  United States of America   Emery Worldwide               DC8-71F       45997     7-Dec-93        12,717
                  United States of America   Emery Worldwide               DC8-73CF      46091     1-Dec-89        15,607
                  United States of America   Frontier Airlines, Inc.       B737-300      23177     1-Apr-86        15,075
                  United States of America   Hawaiian Airlines             DC9-51        47742     1-Jun-77         1,667
                  United States of America   Hawaiian Airlines             DC9-51        48122     26-Jan-81        2,300
                  United States of America   Hawaiian Airlines             DC9-51        47784     1-May-79         1,852
                  United States of America   Idefix                        ATR42-300      249      1-Jun-91         5,428
                  United States of America   Pace Airlines                 B737-300      23749     1-May-87        16,908
                  United States of America   Polar Air Cargo               B747-200SF    21730     7-Jun-79        25,018
                  United States of America   TWA                           B767-300ER    25411     15-Jan-92       53,249
                  United States of America   TWA                           MD83          49575     1-Oct-87        14,044
                  United States of America   Vanguard Airlines             B737-200A     21735     1-Jun-79         4,264
                  United States of America   Vanguard Airlines             B737-200A     22979     1-Mar-83         4,272
Off Lease                                    Off Lease                     B727-200A     21600     1-Nov-80         2,537
                                             Off Lease                     B737-200A     21196     1-Jul-76         2,451
                                             Off Lease                     DC9-51        47796     1-Apr-79         1,649
                                             Off Lease                     MD83          49442     29-Apr-87       13,430
                                             Off Lease                     MD83          49941     1-Dec-90        17,327
                                             Off Lease                     MD83          49949     5-Aug-91        18,197
Others            Kazakstan                  Air Kazakstan                 B737-200A     22090     1-May-80         2,903
                  Kazakstan                  Air Kazakstan                 B737-200A     22453     1-Mar-81         3,617
                  Ukraine                    Ukraine International         B737-200A     22802     1-Feb-83         4,801
                                                                                                               -------------
                                                                                                                2,803,193
                                                                                                               -------------