Form 10-Q
period 2002-06-30
AIRPLANES US TRUST; AIRPLANES LTD
filed 2002-08-14
CIK 1004540, 1004539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to __________


                       Commission file number 33-99970-01

                             ----------------------

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

                                                             Outstanding at
Issuer                                Class                   June 30, 2002

Airplanes Limited         Common Stock, $1.00 par value                   30

                   Airplanes Limited and Airplanes U.S. Trust

            Form 10-Q for the Three Month Period Ended June 30, 2002

                                     Index

Part I.       Financial Information                                    Page No.

Item 1.       Financial Statements (Unaudited)                             3

              - Unaudited Condensed Balance Sheets - June 30, 2002
                and March 31, 2002
              - Unaudited Condensed Statements of Operations
              - Three Months Ended June 30, 2002 and June 30, 2001
              - Unaudited Condensed Statements of Comprehensive
                Income/(Loss)
              - Three Months Ended June 30, 2002 and June 30, 2001
              - Unaudited Statements of Changes in Shareholders
                 Deficit/ NetLiabilities
              - Three Months Ended June 30, 2002 and June 30, 2001
              - Unaudited Condensed Statements of Cash Flows
              - Three Months Ended June 30, 2002 and June 30, 2001
              - Notes to the Unaudited Condensed Financial Statements


Item 2.       Management's Discussion and Analysis of Financial           12
              Condition and Results of Operations
              - Introduction
              - Results of Operations
              - Three Months Ended June 30, 2002 compared with Three
                Months Ended June 30, 2001
              - Comparison of Actual Cashflows versus the 2001
                 Base Case for the Two Month Period Ended July 15, 2002

Item 3.       Quantitative and Qualitative Disclosures about
              Market Risks                                                40

Part II.      Other Information

Item 1.       Legal Proceedings                                           44

Item 6.       Exhibits and Reports on Form 8 - K                          44

Signatures

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                               AIRPLANES GROUP

                                      UNAUDITED CONDENSED BALANCE SHEETS


                                                 March 31,                            June 30,
                                     ---------------------------------    ---------------------------------
                                                   2002                                 2002
                                     ---------------------------------    ---------------------------------
                                     Airplanes    Airplanes               Airplanes   Airplanes
                                      Limited       Trust     Combined     Limited      Trust      Combined
                                     ---------    ---------   --------    --------    ---------    --------
                                                ($millions)                          ($millions)
ASSETS
Cash                                       136           6         142         155           6          161
Accounts receivable
    Trade receivables                       28          10          38          30           7           37
    Allowance for doubtful debts           (14)         (8)        (22)        (15)         (7)         (22)
Amounts due from Airplanes Limited           -          63          63           -          66           66
Aircraft, net                            2,175         121       2,296       2,135         119        2,254
Other assets                                 2           4           6           4           4            8
                                     ---------    --------    --------    --------    --------     --------
Total assets                             2,327         196       2,523       2,309         195        2,504
                                     =========    ========    ========    ========    ========     ========

LIABILITIES

Accrued expenses and other liabilities   1,470         140       1,610       1,604         153        1,757
Amounts due from Airplanes Trust            63           -          63          66           -           66
Indebtedness                             3,019         295       3,314       2,997         292        3,289
Provision for maintenance                  246          11         257         251          12          263
Deferred income taxes                       16          23          39          15          23           38
                                     ---------    --------    --------    --------    --------     --------
Total liabilities                        4,814         469       5,283       4,933         480        5,413
                                     ---------    ---------   ---------   --------    --------     --------
Net liabilities                         (2,487)       (273)     (2,760)     (2,624)       (285)      (2,909)
                                     ---------    --------    --------    --------    --------     --------
                                         2,327         196       2,523       2,309         195        2,504
                                     =========    ========    ========    ========    ========     ========

          The accompanying notes are an integral part of the unaudited condensed financial statements


                                               AIRPLANES GROUP

                                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                   Three Months Ended June 30,
                                ------------------------------------------------------------------
                                             2001                            2002
                                -------------------------------  ---------------------------------
                                Airplanes  Airplanes             Airplanes   Airplanes
                                 Limited    Trust     Combined    Limited      Trust      Combined
                                ---------  ---------  --------   ---------  ----------    --------
                                          ($millions)                      ($millions)
Revenues
Aircraft leasing                     104         10        114         99          10          109
Aircraft sales                         -          -          -          4           -            4

Expenses
Cost of Aircraft sold                  -          -          -         (4)          -           (4)
Depreciation and amortisation        (38)        (4)       (42)       (34)         (2)         (36)
Net interest expense                (139)       (14)      (153)      (154)        (15)        (169)
Bad and doubtful debts                 2          1          3          -           -            -
Other lease costs                    (22)        (1)       (23)       (21)         (2)         (23)
Selling, general and administrative
     expenses                         (8)        (1)        (9)        (7)         (1)          (8)
                                ---------  ---------  ---------  --------   ---------      -------
Operating (loss) before
provision for  income taxes         (101)        (9)      (110)      (117)        (10)        (127)
Income tax benefit/(charge)            1          -          1          -           -            -
                                ---------  ---------  ---------  --------   ---------      -------

Net Loss before cumulative
  effect of change in accounting
  principle, adoption of SFAS 133   (100)        (9)      (109)      (117)        (10)        (127)

Cumulative effect of change in
  accounting principle, adoption
  of SFAS 133                          5          -          5          -           -            -

                                ---------  ---------  ---------  --------   ---------      -------
Net (loss)                           (95)        (9)      (104)      (117)        (10)        (127)
                                =========  =========  =========  ========   =========      =======


   The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                    UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)


                                                                         Three Months Ended June 30,
                                            ---------------------------------------------------------------------------------------
                                                             2001                                        2002
                                            -----------------------------------------  --------------------------------------------
                                              Airplanes     Airplanes                    Airplanes      Airplanes
                                              Limited        Trust         Combined      Limited         Trust         Combined
                                            ------------  ------------   ------------  -------------   -----------   --------------
                                                           ($millions)                                 ($millions)
Loss for the period                                 (95)           (9)          (104)          (117)          (10)            (127)

Other Comprehensive Loss
 - Cumulative effect of accounting changes          (35)           (3)           (38)             -             -                -
 - Net change in cashflow hedges                      2             -              2            (20)           (2)             (22)



                                            ------------  ------------   ------------  -------------   -----------   --------------
Comprehensive Loss                                 (128)          (12)          (140)          (137)          (12)            (149)
                                            ============  ============   ============  =============   ===========   ==============


                    The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                              UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES

                                                     Three Months Ended June 30, 2002 and June 30, 2001

                                                       Airplanes Limited                    Airplanes Trust          Combined
                                       --------------------------------------------------   --------------------   -------------
                                          Share             Net        Shareholders'                Net            Shareholders
                                         Capital        Liabilities         Deficit             Liabilities        Deficit/ Net
                                                                                                                   Liabilities
                                       --------------------------------------------------   --------------------   -------------
                                       ($millions)      ($millions)       ($millions)           ($millions)        ($millions)
Balance at March 31, 2001
  (as originally reported)                        -            1,879               1,879                    198           2,077
Restatement                                                      (48)                (48)                     -             (48)
                                       -------------   --------------  ------------------   --------------------   -------------
Balance at March 31, 2001
  (as restated)                                   -            1,831               1,831                    198           2,029

Net loss for the period                                           95                  95                      9             104

Other Comprehensive Loss                                          33                  33                      3              36

                                       -------------   --------------  ------------------   --------------------   -------------
Balance at June 30, 2001                          -            1,959               1,959                    210           2,169
                                       =============   ==============  ==================   ====================   =============

Balance at March 31, 2002                         -            2,487               2,487                    273           2,760

Net loss for the period                           -              117                 117                     10             127

Other Comprehensive Loss                          -               20                  20                      2              22

                                       -------------   --------------  ------------------   --------------------   -------------
Balance at June 30, 2002                          -            2,624               2,624                    285           2,909
                                       =============   ==============  ==================   ====================   =============


                     The accompanying notes are an integral part of the unaudited condensed financial statements

                                                           AIRPLANES GROUP

                                             UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS


                                                                          Three Months Ended June 30,
                                              --------------------------------------------------------------------------------------
                                                                2001                                        2002
                                              -----------------------------------------   ------------------------------------------
                                                Airplanes     Airplanes                     Airplanes      Airplanes
                                                Limited        Trust          Combined       Limited         Trust        Combined
                                              ------------  -------------  ------------   ------------   ------------   ------------
                                                             ($millions)                                  ($millions)
Cash flows from operating activities
Net loss                                              (95)            (9)         (104)          (117)           (10)          (127)
Adjustment to reconcile (net loss)
to net cash provided by operating activities:
Depreciation                                           38              4            42             34              2             36
Aircraft maintenance, net                               7              -             7              8              1              9
Profit on disposal of aircraft                          -              -             -              -              -              -
Deferred income taxes                                  (1)             -            (1)             -              -              -
Provision for bad debts                                (2)            (1)           (3)             -              -              -
Accrued and deferred interest expense                  88              9            97            111             11            122

Changes in operating assets & liabilities:
Accounts receivable                                     5             (2)            3              -              1              1
Intercompany account movements                         (6)             6             -              3             (3)             -
Other accruals and liabilities                         (6)             -            (6)             2              -              2
Other assets                                            2              -             2             (2)             -             (2)

                                              ------------  -------------  ------------   ------------   ------------   ------------
Net cash provided by operating activities              30              7            37             39              2             41
                                              ============  =============  ============   ============   ============   ============

Cash flows from investing activities
Purchase/Sale of aircraft                               -              -             -              3              -              3
Capital and sales type leases                           7              -             7              -              -              -
Net cash provided by
                                              ------------  -------------  ------------   ------------   ------------   ------------
investing activities                                    7              -             7              3              -              3
                                              ============  =============  ============   ============   ============   ============

Cash flows from financing activities
Decrease in indebtedness                              (76)            (7)          (83)           (23)            (2)           (25)

                                              ------------  -------------  ------------   ------------   ------------   ------------
Net cash used in financing activities                 (76)            (7)          (83)           (23)            (2)           (25)
                                              ============  =============  ============   ============   ============   ============

Net (decrease)/increase in cash                       (39)             -           (39)            19              -             19

Cash at beginning of period                           191              6           197            136              6            142
                                              ------------  -------------  ------------   ------------   ------------   ------------

Cash at end of period                                 152              6           158            155              6            161
                                              ============  =============  ============   ============   ============   ============

Cash paid in respect of:
Interest                                               50              5            55             43              4             47
                                              ============  =============  ============   ============   ============   ============

Airplanes Group

Notes to the Unaudited Condensed Financial Statements

1.  Basis of Preparation

The accompanying unaudited condensed financial statements of Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited"), and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust" and together with Airplanes Limited, "Airplanes Group") and the combined unaudited condensed balance sheets, statements of operations, statements of comprehensive income/(loss), statement of changes in shareholders deficit/net liabilities and statements of cash flows of Airplanes Group (together the "financial statements") have been prepared on a going concern basis in conformity with United States generally accepted accounting principles. The financial statements are presented on a historical cost basis.

The accompanying financial statements for Airplanes Limited and Airplanes Trust reflect all adjustments which in the opinion of management are necessary to present a fair statement of the information presented as of June 30, 2002 and for the three month periods ending June 30, 2002 and June 30, 2001. Such adjustments are of a normal, recurring nature. The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

References to Airplanes Group in these notes to the unaudited condensed financial statements relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable and in this respect, we use "we", "us" and "our" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust.

Recent Events

In the three month period to June 30, 2002 we have continued to suffer from a very difficult business environment for the commercial aircraft industry in the light of global economic conditions, as exacerbated by the terrorist attacks of September 11, 2001 and the subsequent and continuing political and economic fallout. The resulting reduction in passenger numbers and consequential reduction in flight schedules by airlines has caused a decline in demand for aircraft. Demand for freighter aircraft has also fallen. Some carriers have filed for bankruptcy or consolidated, whilst others, including many of our lessees, have suffered large losses or face severe financial difficulties. Oversupply of aircraft has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. We have ourselves experienced increased time between redelivery and re-leasing of aircraft, a decline in lease rates upon re-leasing or extensions of leases, requests from certain of our lessees to restructure their leases and/or allow rental holidays, deferrals or early returns of aircraft, and a decline in sales prices for our aircraft. Oil prices are liable to be volatile, and may rise significantly if the U.S. undertakes military action in the Middle East, which would adversely affect our lessees. Additionally, it has been difficult and expensive for lessees to obtain the level of insurance coverage required under the leases, and in many cases, they rely on short-term government solutions. If these are not renewed and the insurance market does not provide required coverage, it may be necessary for aircraft to be grounded. In addition, we currently expect new Airworthiness Directives ("ADs") to be issued to improve security on aircraft, the cost of compliance with which, to the extent that they are not the responsibility of lessees under their leases or if the aircraft are not on lease, will be our responsibility. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Compliance with Governmental and Technical Regulation" below.

We are currently ahead of the required class A minimum principal payment schedule to the extent of $131.8 million because of accelerated principal payments resulting from payment of class A principal adjustment amounts. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, in light of our current and expected cash performance, we expect that we will not be able to continue paying class A principal adjustment amount in full and therefore, in time, we will no longer be ahead of the required class A minimum principal payment schedule. We expect this to occur in the latter half of 2003, when we will have to recommence payments of minimum principal on the class A notes. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given our current expectations as to our future performance, we believe that our cash flows may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

Our actual results may differ from our current expectations. However, such differences as may arise, are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and class D notes.

In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before we will be able to resume making any payments on the notes. Further, in these circumstances, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. In addition, to the extent that we do resume making payments on these notes, payments will be made according to the priority of payment, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

The vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which re-evaluated several structured aircraft financings in the wake of the terrorist attacks in the United States on September 11, 2001, as discussed in our Annual Report on Form 10-K filed on June 25, 2002. There have also been a number of rating actions in the three months ended June 30, 2002 and subsequently.

On June 24, 2002, Fitch downgraded the class C certificates from BB to B+ and the class D certificates from B to CCC and downgraded the class A certificates from AA to A+ and the class B certificates from A to BBB+. On July 15, 2002 Standard and Poor's downgraded the class B certificates from A to CCC, the class C certificates from BB+ to CCC and the Class D certificates from B- to CCC. All classes remain on credit watch negative with Standard and

Poor's with a decision on the class A certificates pending further analysis. On July 17, 2002 Moody's announced that it was placing all classes of our certificates on credit watch for possible downgrade. On August 9, 2002 Moody's downgraded the subclass A-6 certificates from Aa2 to A1, the subclass A-8 certificates from Aa2 to A3 and the subclass A-9 certificates from Aa2 to Baa2. Moody's also downgraded the class B certificates from A2 to Caa2, the class C certificates from Ba3 to Caa3 and the class D certificates from B2 to Ca.

Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates on their final maturity date. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be disposed of". SFAS 144 established additional criteria to determine when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations", but does not allow for the accrual of future operating losses, as was previously permitted. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 are generally to be applied prospectively. We have adopted SFAS 144 and the provisions of SFAS 144 were applied in the determination of the impairment charge in the third quarter of the fiscal year ended March 31, 2002.

Loss-Making Lease Provisions

Prior to the fourth quarter of the year ended March 31, 2002, we deemed a lease agreement to be `loss making' in circumstances where the contracted rental payments are insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to the lease over its term. For these purposes, interest was allocated to individual aircraft based on the weighted average interest cost of the principal balance of the notes and the class E notes (excluding, in the case of the class E notes, the element of interest (9% per annum) which is payable only in the event that the principal amount of all the notes is repaid). In the fourth quarter of the year ended March 31, 2002, we determined that this provision and related reserve was not appropriate under authoritative accounting literature and we therefore eliminated such provision. All prior periods presented in our financial statements have been restated to reflect this change.

This change resulted in an increase in the net loss of $1 million (Airplanes
Limited: $1 million; Airplanes Trust: $Nil) in the three month period ended June 30, 2001.

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

Simultaneously with such transfers, we issued notes of $4,048 million in aggregate principal amount in four classes: class A, class B, class C and class D, with approximately 90% of the principal amount of the notes in each class being issued by Airplanes Limited and approximately 10% by Airplanes Trust. We also issued class E notes of $604 million which are subordinate to the class A
- D notes and these class E notes were acquired by debis AirFinance as part consideration for the transfer to us of the aircraft and certain related lease receivables. Of the $604 million class E notes issued, approximately $13 million were subsequently cancelled on July 30, 1996 under the terms of the Transaction.

On March 16, 1998, we completed a refinancing of $2,437 million of class A and class B notes. On November 20, 1998, debis AirFinance Ireland and its subsidiary, debis AirFinance Inc. (formerly AerFi, Inc.) transferred their class E notes to General Electric Capital Corporation.

On March 15, 2001, we completed a refinancing of $750 million of class A notes.

Indebtedness at June 30, 2002 represents the aggregate of the outstanding class A - D notes and class E notes (net of approximately $0.2 million of discounts on issue and net of $13 million of class E notes subsequently canceled as referred to above). Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes (the "Guarantees").

The accompanying financial statements of Airplanes Limited and Airplanes Trust (pages 3 to 11) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the requirements of the Report on Form 10-Q. Consequently, they do not include all the disclosure normally required by United States generally accepted accounting principles. For further information regarding Airplanes Group and its financial condition, results of operations and cash flows, refer to the audited financial statements and notes thereto included in Airplanes Group's annual Report on Form 10-K for the year ended March 31, 2002, previously filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are in the business of leasing aircraft to aircraft operators around the world. At June 30, 2002, we owned 183 aircraft, 171 of which were on lease to 63 lessees in 32 countries.

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

This quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Statements in this document which are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbour provided by Section 21E of the Securities Exchange Act of 1934. In most cases, you can identify these forward looking statements by such terms as "may", "should", "expect", "plan", "believe", "estimate", "potential", "continue" or similar terms that relate to the future or express uncertainty. Our actual results and business experience could differ materially from those anticipated in these forward looking statements. In evaluating these statements, you should specifically consider various factors, including risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Recent Developments

Overview

In the three month period to June 30, 2002 we have continued to suffer from a very difficult business environment for the commercial aircraft industry in the light of global economic conditions, as exacerbated by the terrorist attacks of September 11, 2001 and the subsequent and continuing political and economic fallout. The resulting reduction in passenger numbers and consequential reduction in flight schedules by airlines has caused a decline in demand for aircraft. Demand for freighter aircraft has also fallen. Some carriers have filed for bankruptcy or consolidated, whilst others, including many of our lessees, have suffered large losses or face severe financial difficulties. Oversupply of aircraft has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. We have ourselves experienced increased time between redelivery and re-leasing of aircraft, a decline in lease rates upon re-leasing or extensions of leases, requests from certain of our lessees to restructure their leases and/or allow rental holidays, deferrals or early returns of aircraft, and a decline in sales prices for our aircraft. Oil prices are liable to be volatile and may rise significantly if the US undertakes military action in the Middle East, which would adversely affect our lessees. Additionally, it has been difficult and expensive for lessees to obtain the level of insurance coverage required under the leases, and in many cases, they rely on short-term government solutions. If these are not renewed and the insurance market does not provide required coverage, it may be necessary for aircraft to be grounded. In addition, we currently expect new ADs to be issued to improve security on aircraft, the costs of compliance with which, to the extent that they are not the responsibility of lessees under their leases or if the aircraft are not on lease, will be our responsibility. See " - Compliance with Governmental and Technical Regulation" below.

Restructurings

We have already seen a substantial number of rental restructurings, typically involving the rescheduling of rental payments over a specified period and/or the reduction of current rentals usually in return for extensions of the relevant leases. These arrangements can also include forgiveness of amounts in respect of rental arrears. While the servicer attempts to limit concessions, the current worldwide commercial aircraft market is characterized not only by a large number of weak lessees, but also by overcapacity of available aircraft in almost every aircraft category and restructuring of leases is often the only way to keep our aircraft in use and earning revenues. The servicer is still pursuing negotiations with certain lessees and we expect further restructurings to be agreed with a consequential adverse effect on lease rates and revenues.

Performance

The performance of our aircraft portfolio has not enabled us to meet either the assumptions contained in our offering memorandum dated March 28, 1996 (the "1996 Base Case") or the assumptions contained in our offering memorandum dated March 15, 2001 (the "2001 Base Case"). In light of lease restructurings and a weak leasing market generally, we are generating revenues at significantly lower levels than we had expected and at levels which we believe may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

Specifically, as a result of the greater than expected depreciation of the aircraft in our portfolio, we have been required to pay class A principal adjustment amount to the extent of available cash flows in April and May 1998 and since February 1999. Since class A principal adjustment amount ranks ahead of scheduled principal payments on the class C and D notes, we were unable to make certain scheduled principal payments on the class C and D notes between April 1999 and March 2000, and, since April 2000, we have not paid any scheduled principal on the class C and D notes or paid any minimum interest on the class E notes.

We are currently ahead of the required class A minimum principal payment schedule to the extent of $131.8 million because of accelerated principal payments resulting from payment of class A principal adjustment amounts. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, in light of our current and expected cash performance, we expect that we will not be able to continue paying class A principal adjustment amount in full and therefore, in time, we will no longer be ahead of the required class A minimum principal payment schedule. We expect this to occur in the latter half of 2003, when we will have to recommence payments of minimum principal on the class A notes. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given our current expectations as to our future performance, we believe that our cash flows may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

Our actual results may differ from our current expectations. However, such differences as may arise, are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and class D notes.

In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and class D notes, it is likely to be a long period of time before we will be able to resume making any payments on these notes. Further, in these circumstances, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. In addition, to the extent that we do resume making payments on these notes, payments will be made according to the priority of payment, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

The vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which re-evaluated several structured aircraft financings in the wake of the terrorist attacks in the United States on September 11, 2001, as discussed in our Annual Report on Form 10-K filed on June 25, 2002. There have also been a number of rating actions in the three months ended June 30, 2002 and subsequently.

On June 24, 2002, Fitch downgraded the class C certificates from BB to B+ and the class D certificates from B to CCC and downgraded the class A certificates from AA to A+ and the class B certificates from A to BBB+. On July 12, 2002 Standard and Poor's downgraded the class B certificates from A to CCC, the class C certificates from BB+ to CCC and the class D certificates from B- to CCC. All classes remain on credit watch negative by Standard and Poor's with a decision on the class A certificates pending further analysis. On July 17, 2002 Moody's announced that it was placing all classes of our certificates on credit watch negative for possible downgrade. On August 9, 2002 Moody's downgraded the subclass A-6 certificates from Aa2 to A1, the subclass A-8 certificates from Aa2 to A3 and the subclass A-9 certificates from Aa2 to Baa2. Moody's also downgraded the class B certificates from A2 to Caa2, the class C certificates from Ba3 to Caa3 and the class D certificates from B2 to Ca.

Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates on their final maturity date. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

Aircraft Sales

Our indentures restrict our ability to sell aircraft. Sales of an aircraft are generally permitted only if the sales proceeds are at least equal to 105% of the aggregate outstanding class A to D principal allocable to that aircraft by reference to appraised value (the "note target price") or pursuant to a provision allowing sales which do not meet the note target price subject to, among other conditions, a $50 million annual limit and a $500 million overall limit (determined in each case by reference to the appraised value at the original acquisition of the portfolio in 1996). As a result of the market price for aircraft declining at a rate greater than the decrease in outstanding principal of the class A to D notes, due to the factors discussed in " - Recent Developments", any sales of aircraft are less likely to be at or above note target price. Our ability to generate sell aircraft at or above note target price will further decline as we cease to be ahead of the class A minimum principal payment schedule, as discussed above.

Remarketing

At June 30, 2002, we had fifty one aircraft scheduled to be remarketed before June 30, 2003. These comprise four B737-300s / 400s, three B727/B737-200As, eleven DHC8s, four MD-83s, eight DC8s, two B767s, one A300, six A320s, three Metro IIIs, four DC9s, four ATR42s and one B757-200. Furthermore, in light of existing negotiations with certain lessees, we expect we will also experience early redeliveries of aircraft prior to their contractual lease expiries. As a result of the current over supply of aircraft in the market place, we will experience difficulties in placing certain of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are also likely to be lower, and in some cases materially lower, than lease rates applicable to the current lease. However, the Board has determined that there have been no further changes in circumstances since March 2002 which would require additional aircraft impairment provisions.

The Lessees

Europe:
At June 30, 2002 we leased 56 aircraft which represented 36.01% of our portfolio by appraised value at January 31, 2002 to operators in Europe.

One Dutch lessee of seven DHC8-300 aircraft at June 30, 2002, representing 1.69% of our portfolio by appraised value at January 31, 2002, following the cancellation of certain contracts, had grounded four of the aircraft. The lessee has now resumed full operation of its aircraft.

At June 30, 2002, one French lessee representing 0.63% of our portfolio by appraised value as of January 31, 2002, following discussions with the servicer, has entered into an agreement to reduce its lease rental by 16%.

We agreed to the early redelivery of one MD-83 aircraft representing 0.48% of our portfolio by appraised value as of January 31, 2002 by a Macedonian former lessee in the year ended March 31, 2002. Following redelivery, the aircraft has become subject to a letter of intent to lease. The servicer continues to discuss the settlement of outstanding amounts under the former lease.

One Turkish lessee of one A300 aircraft, representing 0.42% of our portfolio by appraised value as of January 31, 2002, has entered into an agreement relating to the repayment of arrears. This deferral of obligations is to be repaid over a period of 10 months. At June 30,

2002 the lessee has made payments substantially in accordance with this agreement.

Other

One lessee of two B737-200A aircraft in Kazakhstan, representing 0.23% of our portfolio by appraised value as of January 31, 2002, entered into an agreement to restructure its obligations and has continued to perform substantially in accordance with the terms of this restructuring as of June 30, 2002.

North America

At June 30, 2002 we leased 24 aircraft representing 17.89% of our portfolio by appraised value as of January 31, 2002, to operators in North America.

On August 13, 2001, a US lessee of three DC8 freighter aircraft, representing 1.46% of our portfolio by appraised value as of January 31, 2002 announced that it was suspending flight operations as a result of safety concerns with its fleet. The airline continued to meet its obligations under the leases. In the three month period ended June 30, 2002, the servicer, following discussions with the lessee agreed to the early return of the three aircraft with the lessee paying compensation for lost rentals and redelivery conditions. The aircraft are currently being remarketed.

During the three month period ended June 30, 2002, the servicer, following discussions regarding arrears with one US lessee of two B737-200A aircraft, representing 0.3% of our portfolio by appraised value at January 31, 2002, agreed to the early return of the aircraft. The servicer continues to have discussions regarding the settlement of the lessee's arrears. Since June 30, 2002 the lessee has filed for protection from its creditors.

At June 30, 2002, we leased one aircraft, representing 0.17% of our portfolio by appraised value as of January 31, 2002, to a US lessee. On August 11, 2002 the airline filed for protection from its creditors. The aircraft is currently being prepared for redelivery to us. The servicer continues to effect the redelivery.

Latin America

At June 30, 2002, lessees with respect to 26.54% of the aircraft by appraised value as of January 31, 2002 operated in Latin America, principally Brazil, Mexico, Colombia and Chile. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Further developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees' operations.

Economic volatility may increase in these and other emerging markets in the aftermath of the current global slowdown and the events of September 11, 2001, which may cause further difficulties for our lessees.

The servicer is currently in discussions with a Brazilian lessee regarding its obligations under its leases. The lessee of three MD-11 aircraft, representing 5.72% of our portfolio by appraised value as of January 31, 2002, due to trading difficulties, is currently in arrears. Since June 30, 2002, agreement has been reached with the lessee regarding the immediate clearing of arrears without any further changes to the lease terms.

A second Brazilian lessee of eight F-100 aircraft representing 2.75% of our portfolio by appraised value as of January 31, 2002, has signed a restructuring agreement which provides for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases.

During the three months ended June 30, 2002, a Brazilian lessee of five B737-500 aircraft, representing 3.4% of our portfolio by appraised value at January 31, 2002 was in arrears. The lessee entered into a restructuring of the obligations under its leases. The lessee was granted a deferral of 50% of rentals for the six month period to March 2002 with repayment to commence in March 2003 over a thirty six month period.

One Mexican lessee of eight F-100 aircraft representing 2.91% of our portfolio by appraised value as of January 31, 2002 has contracted to extend the leases for an average period of 24 months from current expiry with a reduction in rentals of approximately 41% with effect from October 2001.

The servicer has concluded discussions with a Mexican lessee of six DC9 aircraft, two MD-82 aircraft and one MD-87 aircraft, representing 1.76% of our portfolio by appraised value as of January 31, 2002 with regard to extending the leases in respect of such aircraft at reduced rentals which would become effective immediately.

An Argentinean former lessee of two B737-200A aircraft representing 0.24% of our portfolio by appraised value as of January 31, 2002, filed for protection from its creditors on May 17, 2001. The servicer has concluded the cash sale of the two aircraft to the lessee on terms which included the forgiveness of all arrears.

At June 30, 2002, we leased ten aircraft, representing 6.59% of our portfolio by appraised value at January 31, 2002 to three Colombian lessees. Continued weakness in the value of the Colombian Peso, as well as general deterioration in the Colombian economy, may mean that these lessees will be unable to generate sufficient revenues in the Colombian currency to pay the US dollar denominated rental payments under the leases.

At June 30, 2002 we leased six aircraft (included above) to one Colombian lessee, representing 5.07% of our portfolio by appraised value at January 31, 2002. On June 27, 2001, the servicer signed a restructuring agreement with the lessee including lease extensions, rental reductions and deferrals. The lessee is currently in arrears and the servicer is discussing a possible restructuring of the lessee's obligations under the leases.

Asia and the Far East

As of March 31, 2002, 25 aircraft representing 13.43% of our portfolio by appraised value as of January 31, 2002 were on lease to 12 lessees in this region. The commercial aircraft industry in Asia was adversely affected by the severe economic and financial difficulties experienced in the region during 1998 and 1999. Since 1999, there has been some stabilization and recovery in the economies of this region.

During the year to March 31, 1999, a rescheduling agreement was signed with a Philippine lessee which committed to pay its outstanding arrears of $2.7 million over the 36 months to September 2002. As of June 30, 2002 the lessee has paid in accordance with the rescheduling agreement.

Commercial Opportunities for our MD-11 Aircraft

We currently lease three MD-11 aircraft, representing 5.72% of our fleet by appraised value as of January 31, 2002, to a Latin American lessee. The leases are due to expire between March and December 2004. Because the market for these aircraft in their current passenger configuration is currently, and is expected to remain, very weak, we are examining all possibilities in respect of the remarketing of the MD-11 aircraft, including, subject to the restrictions in our Indentures, the possibility of selling the aircraft or of converting them to freighter aircraft.

The current market value of these aircraft is such that we would not be able to sell the aircraft at prices that would meet the Indenture requirements. Conversion into freighter aircraft would involve substantial cash expenditures by us.

Compliance with Governmental and Technical Regulation

Aviation authorities periodically issue ADs and other operational requirements typically requiring particular maintenance actions or modifications to be carried out on specified aircraft types within a certain period of time. In addition to the ADs discussed below, we currently expect that the U.S. Federal Aviation Administration (the "FAA") and other aviation authorities may issue further ADs to improve security on aircraft. One such requirement is the installation of enhanced Ground Proximity Warning System ("GPWS") in all aircraft by 2005, which has been mandated by the FAA and the European Joint Airworthiness Authorities. GPWS is an avionics system, which detects an aircraft's proximity to the earth. The enhanced version enables the system to correlate the aircraft's current position with a database of obstructions in the horizontal plane (high mountain peaks, buildings, antennae etc.). All new generation Airbus and Boeing aircraft have GPWS and require only a software upgrade. 180 of our aircraft will require the full modification, some of which we expect will be completed under cost sharing arrangements with lessees. The estimated cost to implement this modification is $120,000 per aircraft. To the extent that compliance with this or any further such ADs is not the responsibility of lessees under their leases, or if the aircraft are not on lease, we may incur significant costs, which could impact adversely our results of operations.

The FAA issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At June 30, 2002, 29 aircraft representing 20.36% of the portfolio by appraised value as of January 31, 2002, were MD-11s and MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $14.1 million. To date, we have completed the modification of seven aircraft at a cost of $3.4 million. We expect to complete the modification of eight aircraft by December 31, 2002 at an estimated cost of approximately $3.6 million and to modify the remaining fourteen aircraft by December 31, 2005 at an estimated cost of $7.1 million.

The FAA has recently issued an AD mandating the modification of affected lap joints on Boeing 737 aircraft when the aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $230,000 per aircraft. Based on the current cycles completed to date by our 58 Boeing 737 aircraft, representing 34.00% of our portfolio by appraised value at January 31, 2002, our Boeing 737 aircraft are not likely to require these modifications prior to 2007. However, we could incur significant costs in the future in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

The FAA is also expected to issue an AD in the near term mandating a re-design of the rudder systems of Boeing 737 aircraft. The average cost per aircraft of these modifications is expected to be approximately $50,000. Depending on the time period within which the modifications are required to be made, the costs may be the responsibility of lessees under their leases. However, if the costs are not the responsibility of some or all lessees under their leases, or if the aircraft are not on lease, we could incur significant costs in ensuring that our Boeing 737 aircraft comply with these modifications, which could impact adversely our results of operations.

Results of Operations - Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001.

Airplanes Group's results for the three months ended June 30, 2002 reflected a continuation of the already apparent difficult trading conditions for the aviation industry. The events of September 11, 2001 as discussed above at "Recent Developments", exacerbated an already difficult situation, giving rise to the requirement for impairment provisions in the year ended March 31, 2002 and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These factors will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

Airplanes Group generated $41 million in cash from operations in the three months ended June 30, 2002 compared to $37 million in the same period of the previous year. The increase in cash generated from operations in the three month period ended June 30, 2002 is primarily attributable to a one time receipt of $18.5 million from one lessee in compensation for the early redelivery of three DC8 aircraft and a greater net inflow of maintenance reserves compared to the three months ended June 30, 2001. This was offset by a reduction in lease revenues due primarily to an increased level of lease restructurings and to a lesser extent to greater aircraft downtime and previous aircraft sales. There were three aircraft sales in the three months ended June 30, 2002, compared to the three months ended June 30, 2001 when there were no sales. Notwithstanding the generation of $41 million in cash from operations in the three month period ended June 30, 2002, cashflow will continue to be adversely affected by the factors outlined above. There was a net loss after taxation for the three months ended June 30, 2002 of $127 million (Airplanes
Limited: $117 million; Airplanes Trust: $10 million) compared to a net loss after taxation for the three months ended June 30, 2001 of $104 million (Airplanes Limited: $95 million; Airplanes Trust: $9 million). The increase in the net loss for the period was primarily attributable to interest being charged on additional accrued but unpaid class E note interest and a reduction in revenue due to rental restructurings.

Leasing Revenues

Leasing revenues (which include maintenance reserve receipts which we receive from certain of our lessees) for the three months ended June 30, 2002 were $109 million (Airplanes Limited: $99 million; Airplanes Trust: $10 million) compared with $114 million (Airplanes Limited: $104 million; Airplanes Trust: $10 million) for the three months ended June 30, 2001. The decrease in 2002 was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft being off lease during the three months ended June 30, 2002 and to the reduction in the number of aircraft on lease in the period ended June 30, 2002 as a consequence of previous aircraft sales. This was offset by the receipt from a US lessee of $18.5 million of rentals and maintenance in compensation for the early redelivery of three DC8 aircraft. At June 30, 2002, we had 171 of our 183 aircraft on lease (Airplanes Limited: 158 aircraft; Airplanes Trust: 13 aircraft) compared to 181 of our 190 aircraft on lease (Airplanes Limited: 165 aircraft; Airplanes Trust: 16 aircraft) at June 30, 2001.

Depreciation and Amortization

The charge for depreciation and amortization in the three months ended June 30, 2002 amounted to $36 million (Airplanes Limited: $34 million; Airplanes Trust:
$2 million) as
compared with $42 million (Airplanes Limited: $38 million; Airplanes Trust: $4 million) for the comparative period in 2001. The reduction in the charge in the three month period ended June 30, 2002 resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2002 and to a lesser extent, previous aircraft sales.

Aircraft Sales

Aircraft sales revenues of $4 million (Airplanes Limited: $4 million, Airplanes
Trust: $Nil) in respect of the sale of two B737-200A aircraft and one DC9-51 aircraft were received in the three months ended June 30, 2002. The net book value of the aircraft sold was $4 million (Airplanes Limited: $4 million, Airplanes Trust: $Nil). There were no sales in the three month period ended June 30, 2001.

Net Interest Expense

Net interest expense was $169 million (Airplanes Limited: $154 million; Airplanes Trust: $15 million) in the three month period ended June 30, 2002 compared to $153 million (Airplanes Limited: $139 million; Airplanes Trust: $14 million) in the three month period ended June 30, 2001. The increase in the amount of interest charged was primarily due to a combination of offsetting factors: additional interest charged on accrued but unpaid class E note interest of $22 million and lower average debt and interest rates in the three months ended June 30, 2002.

The weighted average interest rate on the class A - D notes during the three months ended June 30, 2002 was 6.95% and the average debt in respect of the class A - D notes outstanding during the period was $2,725 million. The class E notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996).

The weighted average interest rate on the class A - D notes during the three months to June 30, 2001 was 7.42% and the average debt in respect of the class A - D notes outstanding during the period was $2,867 million.

The difference for the three months ended June 30, 2002 in Airplanes Group's net interest expense of $169 million (Airplanes Limited: $154 million; Airplanes Trust: $15 million) and cash paid in respect of interest of $47 million (Airplanes Limited: $43 million; Airplanes Trust: $4 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

Net interest expense is stated after deducting interest income earned during the relevant period. In the three months ended June 30, 2002, Airplanes Group earned interest income (including lessee default interest) of $1 million (Airplanes Limited: $1 million; Airplanes Trust: $Nil) compared with $2 million in the three months ended June 30, 2001 (Airplanes Limited: $2 million; Airplanes Trust: $Nil).

Bad Debt Provisions

Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the three month period ended June 30, 2002, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was no net charge in respect of bad and doubtful debts in the three months ended June 30, 2002, compared with an overall net release of provisions of $3 million for the three months ended June 30, 2001 (Airplanes Limited: $2 million; Airplanes Trust: $1 million).

Other Lease Costs

Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the three months ended June 30, 2002 amounted to $23 million (Airplanes Limited: $21 million; Airplanes Trust: $2 million) comparable with other lease costs of $23 million (Airplanes Limited: $22 million; Airplanes Trust: $1 million) in the three months ended June 30, 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2002 amounted to $8 million (Airplanes Limited: $7 million; Airplanes
Trust: $1 million). This is a comparable expense to that incurred in the three months ended June 30, 2001 of $9 million (Airplanes Limited: $8 million; Airplanes Trust: $1 million).

The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the three months ended June 30, 2002 and the three months ended June 30, 2001 include $6 million (Airplanes Limited: $6 million; Airplanes Trust: $Nil) relating to GECAS servicing fees.

A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the three month period ended June 30, 2002 was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, similar to the charge of $2 million for the three month period ended June 30, 2001.

Operating Loss

The operating loss for the three months ended June 30, 2002 was $127 million (Airplanes Limited: $117 million; Airplanes Trust: $10 million) compared with an operating loss of $110 million for the three months ended June 30, 2001 (Airplanes Limited: $101 million; Airplanes Trust: $9 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

Taxes

There was no tax charge or benefit required in the three months ended June 30, 2002, as compared with a tax benefit of $1 million (Airplanes Limited: $1 million, Airplanes Trust: $Nil) for the three months ended June 30, 2001.

Net Loss

The net loss after taxation for the three months ended June 30, 2002 was $127 million (Airplanes Limited: $117 million; Airplanes Trust: $10 million) compared with a net loss after taxation for the three months ended June 30, 2001 of $104 million (Airplanes Limited: $95 million; Airplanes Trust: $9 million), following a restatement of $5 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) for the cumulative effect in relation to the adoption of SFAS 133.

Financial Resources and Liquidity

Commentary on Statement of Cashflows

The various factors as discussed above at "Recent Developments" are causing a significant reduction in our cashflows.

There was a net increase in the cash balance of $19 million for the three months ended June 30, 2002, compared with a decrease in the cash balance of $39 million for the three months ended June 30, 2001. The increase in the three month period ended June 30, 2002 was primarily attributable to the receipt from one lessee of $18.5 million of rentals and maintenance in compensation for the early redelivery of three DC8 aircraft following the June 2002 payment date. The decrease in the three month period ended June 30, 2001 was primarily as a result of the reduction of $40 million in the liquidity reserve on April 17, 2001.

Liquidity

The cash balances at June 30, 2002 amounted to $161 million (Airplanes Limited:
$155 million; Airplanes Trust: $6 million) compared to cash balances at June 30, 2001 of $158 million (Airplanes Limited: $152 million; Airplanes Trust: $6 million.)

Operating Activities

Net cash provided by operating activities in the three months ended June 30, 2002 amounted to $41 million (Airplanes Limited: $39 million; Airplanes Trust:
$2 million) compared with $37 million in the three months ended June 30, 2001 (Airplanes Limited: $30 million; Airplanes Trust: $7 million). This includes cash paid in respect of interest of $47 million in the three months ended June 30, 2002 (Airplanes Limited: $43 million; Airplanes Trust: $4 million) compared with $55 million in the three months ended June 30, 2001 (Airplanes Limited:
$50 million; Airplanes Trust: $5 million). The increase in cash provided by operating activities in the three month period ended June 30, 2002 is primarily attributable to a one time receipt of $18.5 million from one lessee in compensation for the early redelivery of three DC8 aircraft and net inflows of maintenance reserves. This was offset somewhat by a reduction in lease revenues due to lease restructurings and to a lesser extent greater aircraft downtime and previous aircraft sales.

Investing and Financing Activities

Cash flows provided by investing activities in the three months ended June 30, 2002 included the receipt of $4 million (Airplanes Limited: $4 million; Airplanes Trust:
$Nil) in relation to the sale of two B737-200A aircraft and one DC9-51 aircraft. Cash provided by capital and sales type leases was $7 million in the three months ended June 30, 2001 (Airplanes Limited: $7 million; Airplanes
Trust: $Nil).

Cash flows used in financing activities in the three months ended June 30, 2002 primarily reflect the repayment of $25 million of principal on subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $23 million; Airplanes Trust: $2 million) compared with $83 million of principal repaid on subclass A-6 and class B notes by Airplanes Group (Airplanes Limited: $76 million; Airplanes Trust: $7 million) in the three months ended June 30, 2001. The decrease in principal repayments in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, is principally as a result of the release of $40 million of the liquidity reserve in the three month period ended June 30, 2001.

Indebtedness

Airplanes Group's indebtedness consisted of class A-E notes in the amount of $3,289 million (Airplanes Limited: $2,997 million; Airplanes Trust: $292 million) at June 30, 2002 and $3,412 million (Airplanes Limited: $3,109 million; Airplanes Trust: $303 million) at June 30, 2001. Airplanes Group's outstanding publicly traded class A-D notes amounted to $2,710 million (Airplanes Limited: $2,466 million; Airplanes Trust: $244 million) at June 30, 2002 and $2,836 million (Airplanes Limited: $2,581 million; Airplanes Trust:
$255 million) at June 30, 2001. Airplanes Group had $591 million class E notes outstanding at June 30, 2002 and June 30, 2001. Within the publicly traded notes, Airplanes Group has $700 million outstanding in subclass A-8 notes which have an expected final payment date of March 15, 2003. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.50% per annum will begin to accrue on these notes from their expected final payment date in the event they are not repaid in full or refinanced by that date and will continue to accrue until they are repaid in full or refinanced. Given current market conditions and the impact these conditions have had on our performance as compared with the 2001 Base Case, as reflected in the recent actions taken by the rating agencies, we believe that such a refinancing at this time would not be appropriate. Under the schedule of required payment priorities applicable to Airplanes Group, step-up interest is payable after payment of interest, minimum principal and scheduled principal on the class A, class B, class C and class D notes and any aircraft modification payments. To the extent that step-up interest is not paid it will accrue in accordance with the terms of the subclass A-8 notes. Our ability to pay step-up interest has not been rated by any of the rating agencies.

Comparison of Actual Cash Flows versus the 2001 Base Case for the Two Month Period from May 10, 2002 to July 15, 2002.

The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "Airplanes Group").

The financial information set forth below was not prepared in accordance with generally accepted accounting principles of the United States. This information should be read in conjunction with Airplanes Group's most recent financial information prepared in accordance with generally accepted accounting principles of the United States. For this you should refer to Airplanes Group's Form 10-K for the year ended March 31, 2002 which is on file at the Securities and Exchange Commission and pages 3 to 11 of this Form 10-Q Report.

For the purposes of this report, the "Two Month Period" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months ended June 17, 2002 and July 15, 2002. The financial data in these reports includes cash receipts from May 10, 2002 (first day of the Calculation Period for the June 2002 Report) up to July 9, 2002 (last day of the Calculation Period for the July 2002 Report). Page 37 presents the cumulative cashflow information from March 2001 to the July 2002 Payment Date. This report, however, limits its commentary to the Two Month Period.

The Offering Memorandum dated March 8, 2001 (the "Offering Memorandum") contained assumptions in respect of Airplanes Group's future cash flows and expenses (the "2001 Base Case"). Since these assumptions were developed, global economic conditions, and particularly conditions in the commercial aviation industry, have worsened significantly, particularly since September 11, 2001, as discussed above under "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments". Accordingly the performance of Airplanes Group has been and we expect it to continue to be worse than the 2001 Base Case, with particular reference to those assumptions relating to aircraft re-lease rates, aircraft values, aircraft downtime and lessee defaults.

The following is a discussion of the Total Cash Collections, Total Cash Expenses, Interest Payments and Principal Payments in the Two Month Period and should be read in conjunction with the analysis on page 36.

Cash Collections

"Total Cash Collections" include Net Lease Rentals, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Two Month Period, Airplanes Group generated approximately $75.5 million in Total Cash Collections, $4.5 million more than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 36).

[2]  Renegotiated Leases

     "Renegotiated Leases" refers to the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental. Typically, this can be a permanent reduction over the remaining lease term in exchange for other contractual concessions from the lessee. In the Two Month Period, the amount of revenue loss attributed to Renegotiated Leases was $7.9m, as compared to $Nil assumed in the 2001 Base Case. This related primarily to renegotiations with four Latin American lessees, one North American lessee and one European lessee representing 38 aircraft in total on lease to these lessees at June 30, 2002 and 1.76%, 5.07%, 2.9%, 5.72%, 3.73% and
     1.83% of our portfolio by appraised value at January 31, 2002 respectively. It also related to renegotiations with 10 other lessees in respect of a total of 35 aircraft on lease to five European lessees, two Asian lessees, one African lessee, one Latin American lessee and one other lessee, together representing a total of 15.8% of the portfolio by appraised value at January 31, 2002.

    For details of current lessee restructurings please refer to "Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of
                          Operations - The Lessees".

[3] Rental Resets - Re-leasing Events Where New Lease Rate Deviated from the 2001 Base Case

     "Rental Resets" is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. Rental Resets amounted to $9.6 million in the Two Month Period, as compared to $Nil assumed in the 2001 Base Case. This difference relates primarily to rental resets with three Latin American lessees, two North American lessees, four European lessees, one African lessee, one Asian lessee and one other lessee together representing a total of 53 aircraft on lease to these lessees at June 30, 2002 and 41.59% of the portfolio by appraised value at January 31, 2002.

     The events of September 11, 2001 have resulted in a number of significant lease restructurings. However not all leases of aircraft on lease to any one lessee have been subject to these restructurings. New leases or extensions of existing leases, (where the new lease rates are different from those assumed in 2001 Base Case), have been entered into with certain lessees, which renegotiated leases in respect of other aircraft. This has resulted in variances (without duplication) attributable to certain lessees falling into both the Renegotiated Leases and Rental Reset variance lines shown on page 36.

[4]  Lease Rentals - Aircraft Sales

     "Lease Rentals - Aircraft Sales" represents revenue foregone in respect of aircraft sold prior to their assumed sale date in the 2001 Base Case. In the 2001 Base Case, all aircraft are assumed to be sold either at the end of their useful economic life, or where an aircraft was subject to a lease with the lease expiry date after the end of its useful economic life, on the contracted lease expiry date. Since March 2001, two DC9-51 aircraft, one B727-200A aircraft and two B737-200A aircraft have been sold prior to their assumed sale date in the 2001 Base Case, resulting in a negative variance of $0.7 million in lease rentals compared to the 2001 Base Case in the Two Month Period.

[5]  Contracted Lease Rentals

     "Contracted Lease Rentals" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales. For the Two Month Period, Contracted Lease Rentals were $52.8 million, which was $18.2 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases, Rental Resets and Lease Rentals - Aircraft Sales as discussed above.

[6]  Movement in Current Arrears Balance

     "Current Arrears" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net decrease of $2.2 million in the Current Arrears balance over the Two Month Period, as compared to $Nil assumed in the 2001 Base Case.

[7]  Net Stress-Related Costs

     "Net Stress-Related Costs" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed gross stress-related costs equal to 6.0% of the 2001 Base Case Lease Rentals. However, the 2001 Base Case also assumed the recovery of certain deferred arrears equal to 0.4% of the 2001 Base Case Lease Rentals in the Two Month Period, resulting in an overall Net Stress-Related Costs assumption of 5.6% of the 2001 Base Case Lease Rentals. For the Two Month Period, Net Stress-Related Costs incurred amounted to a net cash inflow of $5.8 million (8.2% of Lease Rentals) compared to $4.0 million outflow assumed in the 2001 Base Case, a variance of $9.8 million that is due to the five factors described in items [8] to [12] below.

[8]  Bad Debts

     "Bad Debts" are arrears owed by lessees who have defaulted and which are deemed irrecoverable. Bad Debts were $0.7 million for the Two Month Period, as compared to the 2001 Base Case assumption of $0.7 million (1.0% of Lease Rentals).

[9]  Deferred Arrears Balance

     "Deferred Arrears Balance" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Two Month Period, Airplanes Group received payments totaling $0.5 million in accordance with these restructurings. $0.2 million was received from a Kazakhstan lessee, owing $0.5 million at 30 June 2002. The balance of $0.3 million was received from two Turkish, one Brazilian, one Philippine and one Antiguan lessee owing $0.2 million, $0.3 million, $4.7 million, $0.1 million and $Nil respectively at June 30, 2002. Payments totaling $0.3 million were assumed to be received in accordance with restructurings included in the 2001 Base Case.

[10] Aircraft on Ground ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had sixteen aircraft AOG at various times during the Two Month Period and at June 30, 2002, twelve aircraft were AOG, one of which was subject to a letter of intent for sale and one of which was subject to a letter of intent for lease. In the Two Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $3.5 million (5.0% of Lease Rentals), as compared to $3.0 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11] Other Leasing Income

     "Other Leasing Income" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Two Month Period, Other Leasing Income amounted to $9.5 million, as compared to $Nil assumed under the 2001 Base Case. $9.4 million was received in respect of rentals on the early termination of the leases of two DC8-71F aircraft and one DC8-73F aircraft from a US lessee.

[12] Repossession Costs

     "Repossession Costs" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Two Month Period, Repossession Costs amounted to $Nil, as compared to $0.6 million assumed under the 2001 Base Case.

[14] Net Lease Rental

     "Net Lease Rental" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Two Month Period, Net Lease Rentals amounted to $60.8 million, $6.2 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] and [3] and in items [6] to [12] above.

[15] Interest Earned

     "Interest Earned" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $80 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Two Month Period, interest earned amounted to $0.5 million, $0.7 million less than that assumed in the 2001 Base Case. The difference is due to a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Two Month Period was 1.7% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16] Aircraft Sales

     Aircraft sales proceeds totalling $3.3 million were received in the Two Month Period in respect of the sale of two B737-200A aircraft. In the 2001 Base Case all aircraft are assumed to be sold at the end of their useful economic life.

[17] Net Maintenance

     "Net Maintenance" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Two Month Period, positive net maintenance cashflows of $11.0 million were received. $9.1 million was received in respect of redelivery adjustments on the early termination of the leases of two DC8-71F aircraft and one DC8-73F aircraft from a US lessee. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular reporting period, maintenance revenue will exactly equal maintenance expenses.

CASH EXPENSES

"Total Cash Expenses" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Two Month Period, Total Cash Expenses were $7.8 million compared to $9.1 million assumed in the 2001 Base Case, a positive variance of $1.3 million. A number of factors discussed below have given rise to this.

"Aircraft Operating Expenses" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20] Re-Leasing and Other Overhead Costs

     "Re-Leasing and Other Overhead Costs" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Two Month Period, these costs amounted to $2.8 million (or 4.0% of Lease Rentals) compared to $3.6 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case.

     Actual Re-Leasing and Other Overhead Costs were lower than the 2001 Base Case assumption primarily due to lower than assumed transition costs on aircraft delivering to new lessees and lower payments made in the form of lessor contributions to defray certain technical costs during the term of certain leases.

     SG&A Expenses relate to fees paid to the servicer and to other service providers.

[21] Aircraft Servicer Fees

     The "Aircraft Servicer Fees" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Two Month Period, the total Aircraft Servicer Fees paid were $3.8 million, $0.2 million less than that assumed in the 2001 Base Case.

Aircraft Servicer Fees consist of:

                                                             $M
         Retainer Fee ....................................   3.8
         Minimum Incentive Fee ...........................   0.0
         Core Cashflow/Sales Incentive Fee ...............   0.0
         Total Aircraft Servicer Fee .....................   3.8

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23] Other Servicer Fees and Other Overheads

     "Other Servicer Fees and Other Overheads" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Two Month Period, Other Servicer Fees and Other Overheads amounted to $1.2 million, $0.4 million less than an assumed expense of $1.6 million in the 2001 Base Case.

     The Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust have negotiated a reduction in the level of Administrative Agency and Cash Management Fees from the previous level of $9.98 million for the year ended March 31, 2002 to $6.25 million per annum. This new level of fees took effect on April 1, 2002 and will be adjusted annually for inflation, commencing April 1, 2003.

[30] Interest Payments

     In the Two Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $19.7 million which is $11.0 million lower than the 2001 Base Case. The variance reflects a lower than expected level of average interest rates. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Two Month Period was 1.8%.

     In the Two Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

[31] Swap and Swaption Cashflows

     Airplanes Group's net swap payments during the Two Month Period were $9.0 million higher than the $1.8 million assumed in the 2001 Base Case due to lower than anticipated interest rates.

[33] Principal Payments

     In the sixteen month period from March 10, 2001 to July 15, 2002, total principal payments amounted to $232.4 million, (comprising $208.3 million on the class A notes and $24.1 million on the class B notes), $17.2 million less than assumed in the 2001 Base Case. The breakdown of the $17.2 million variance is set out on page 37. In the Two Month Period, total principal payments amounted to $37.3 million, (comprising $33.9 million on the class A notes and $3.3 million on the class B notes), $7.9 million more than assumed in the 2001 Base Case. The breakdown of the $7.9 million variance is set out on page 36.

     Applying the declining value assumptions to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $3,165.9 million at July 15, 2002. Our portfolio is appraised annually and the most recent appraisal was obtained on January 31, 2002 and valued the current portfolio at $2,790.0 million. Applying the declining value assumptions to this appraisal, the total appraised value was $2,712.7 million at July 15, 2002.

     As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group's available cashflows after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amount throughout the sixteen month period since the 2001 refinancing. Class A principal adjustment amount is intended to accelerate the principal amortisation schedule of the class A notes when the appraised value of the aircraft declines in excess of the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the principal adjustment amounts on the class A notes rank ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amounts, scheduled principal payments on the class C and D notes have been deferred on each payment date during the sixteen month period. Total deferrals of class C and class D scheduled principal amounts amounted to $39.3 million and $21.3 million respectively as of July 15, 2002. The principal adjustment amount outstanding on the class A notes was $128.6 million as of July 15, 2002.

     There has been a decline of 10.15% in the appraised value of our fleet in the year to January 31, 2002, which is greater than the decline assumed in our 2001 Base Case assumptions. The appraised values are based upon the value of the aircraft at normal utilization rates in an open, unrestricted and stable market, and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models, manufacturers ceasing production or lease values for aircraft declining more rapidly than previous predictions. As a theoretical value, the appraised value is not indicative of market value and thus there is no guarantee that we would obtain the appraised value upon sale of any aircraft, since we might sell at a low point in the business cycle and since appraised values are forward-looking. If the current oversupply of aircraft continues longer term, given the age of our fleet, certain of our aircraft may become obsolete significantly earlier than the useful life expectancy assumed in the 2001 Base Case assumptions, which would negatively impact appraised values further.

     OTHER ISSUES

     Administrative and lease expenses and certain other payments in the ordinary course of business are senior to the notes in priority of payment and are therefore payable before any payments are made on the notes (and thus the corresponding certificates).

     Additionally, minimum principal amounts on the class A and class B notes are payable before interest on the class C and class D notes, and principal adjustment amount on the class A notes is payable before scheduled principal payments on the class C and class D notes. Since the appraised value of our aircraft has declined at a rate faster than that originally assumed in our 1996 Base Case, we have been required to pay principal adjustment amount on the class A notes with a consequential deferral of scheduled principal payments on the class C and class D notes.

     To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. We are currently ahead of the required class A minimum principal payment schedule to the extent of $131.8 million because the accelerated principal payments resulting from payment of class A principal adjustment amounts have enabled us to maintain those loan to initial appraised value ratios. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, our overall cash performance since September 11, 2001, has been significantly weaker than was assumed in our 2001 Base Case, as discussed above. In light of our current and expected cash performance, we expect that, in the latter half of 2003, we will cease to be ahead of the required class A minimum principal payment schedule, and we will have to recommence payments of minimum principal on the class A notes which ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority. Given our current expectations as to our future performance, we therefore believe that our cash flows may be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes in the latter half of 2003.

     Our actual results may differ from our current expectations, as further explained in "-Recent Developments." However such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and D notes.

     In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before we will be able to resume making any payments on these notes. Further, in these circumstances, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. In addition, to the extent that we do resume making payments on these notes, payments will be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

     In general, the rights and remedies with respect to a note event of default are exercisable only by the trustee of and the holders of the most senior class of notes outstanding, and then only to the extent that there is an event of default with respect to that senior class of notes. The class A notes are the most senior class of notes currently outstanding. A failure to make a required payment on a class of notes is a default only with respect to that class of notes and the corresponding certificates. Accordingly, if an event of default occurs with respect to a class of notes, the holders of that class of notes (and thus, the corresponding certificates) will not be permitted to enforce their rights until all amounts owing under any more senior class of notes outstanding and certain other amounts have been paid in full.

     The vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which re-evaluated several structured aircraft financings in the wake of the terrorist attacks in the United States on September 11, 2001, as discussed in our Annual Report on Form 10-K filed on June 25, 2002. There have also been a number of rating actions in the three months ended June 30, 2002 and subsequently.

     On June 24, 2002, Fitch downgraded the class C certificates from BB to B+ and the class D certificates from B to CCC and downgraded the class A certificates from AA to A+ and the class B certificates from A to BBB+. On July 15, 2002 Standard and Poor's downgraded the class B certificates from A to CCC, the class C certificates from BB+ to CCC and the Class D certificates from B- to CCC. All classes remain on credit watch negative by Standard and Poor's with a decision on the class A certificates pending further analysis. On July 17, 2002 Moody's announced that it was placing all classes of our certificates on credit watch for possible downgrade. On August 9, 2002 Moody's downgraded the subclass A-6 certificates from Aa2 to A1, the subclass A-8 certificates from Aa2 to A3 and the subclass A-9 certificates from Aa2 to Baa2. Moody's also downgraded the class B certificates from A2 to Caa2, the class C certificates from Ba3 to Caa3 and the class D certificates from B2 to Ca.

     Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

     The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates on their final maturity date. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

Note                        Report Line Name                        Description
----                        ----------------                        -----------
                            CASH COLLECTIONS
[1]                         Lease Rentals ......................... Assumptions as per the 2001 Base Case
[2]                         - Renegotiated Leases ................. Change in contracted rental cash flow caused by a renegotiated lease
[3]                         - Rental Resets ....................... Re-leasing events where new lease rate deviated from the 2001
                                                                    Base Case
[4]                         - Lease Rentals - Aircraft Sales ...... Revenue foregone on aircraft sold prior to their assumed sale in the 2001 Base Case
[5]  S [1]..4]              Contracted Lease Rentals .............. Current Contracted Lease Rentals due as at the latest
                                                                    Calculation Date
[6]                         Movement in Current Arrears Balance ... Current Contracted Lease Rentals not received as at the latest
                                                                    Calculation Date, excluding Bad Debts
[7]                         Less Net Stress related Costs
[8]                         - Bad Debts ........................... Arrears owed by former lessees and deemed irrecoverable
[9]                         - Deferred Arrears Balance ............ Current arrears that have been capitalised and restructured as a
                                                                    Note Payable
[10]                        - AOG ................................. Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                        - Other Leasing Income ................ Includes lease termination payments, rental guarantees and late payments charges
[12]                        - Repossession ........................ Legal and technical costs incurred in repossessing aircraft.
[13] S [8]..[12]            Sub-total
[14] [5]+[6]+[13]           Net Lease Rentals ..................... Contracted Lease Rentals less Movement in Current Arrears
                                                                    Balance and Net Stress related costs
[15]                        Interest Earned ....................... Interest earned on monthly cash balances
[16]                        Aircraft Sales ........................ Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                        Net Maintenance ....................... Maintenance Revenue Reserve received less reimbursements to lessees
[18]                        Other Receipts
[19] S [14]..[18]           Total Cash Collections ................ Net Lease Rentals + Interest Earned + Aircraft Sales + Net
                                                                    Maintenance + Other Receipts

                            CASH EXPENSES
                            Aircraft Operating Expenses ........... All operational costs related to the leasing of aircraft.
[20]                        - Releasing and Other Overheads ....... Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other lessee-related
                                                                    overheads
                            SG&A Expenses
[21]                        Aircraft Servicer Fees ................ Monthly and annual fees paid to servicer
                            - Retainer Fee ........................ Fixed amount per month per aircraft
                            - Minimum Incentive Fee ............... Minimum annual fee paid to servicer for performance above an annually agreed target.
                            - Core Cashflow/Sales Incentive Fee.... Fees (in excess of Minimum Incentive Fee above) paid to servicer for performance above an annually agreed target/on sale of an aircraft.
[22] [21]                   Sub-total
[23]                        Other Servicer Fees and Other ......... Administrative Agent, trustee and professional fees paid to other service providers and
                            Overheads ............................. other overheads
[24] [22]+[23]              Sub-total
[25] [20]+[24]              Total Cash Expenses ................... Aircraft Operating Expenses + SG&A Expenses

                            NET CASH COLLECTIONS
[26] [19]                   Total Cash Collections ................ Line 19 above
[27] [25]                   Total Cash Expenses ................... Line 25 above
[28]                        Movement in Expense Account ........... Relates to reduction in accrued expense amounts
[29]                        Reduction in Liquidity Reserve ........ Reduction of the miscellaneous reserve amount from $40m to $Nil in April 2001
[30]                        Interest Payments ..................... Interest paid on all outstanding debt
[31]                        Swap payments ......................... Net swap payments (paid)/received
[32] S [26]..[31]           Total

[33]                        Principal payments                      Principal payments on debt

                 Airplanes Cash Flow Performance for the Period from May 10, 2002 to July 15, 2002 (2 Months)
        Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                                   % of Lease Rentals under
                                                                                                   the 2001 Base Case
                                                                           2001                                  2001
                                                                           ----                                  ----
                                                             Actual     Base Case   Variance       Actual      Base Case   Variance
                                                             ------     ---------   --------       ------      ---------   --------
                CASH COLLECTIONS                              $M          $M          $M
1               Lease Rentals                                 71.0        71.0         0.0         100.0%        100.0%       0.0%
2                -   Renegotiated Leases                      (7.9)        0.0        (7.9)        (11.1%)         0.0%     (11.1%)
3                -   Rental Resets                            (9.6)        0.0        (9.6)        (13.5.%)        0.0%     (13.5%)
4                -   Lease Rentals - Aircraft Sales           (0.7)        0.0        (0.7)         (1.0%)         0.0%      (1.0%)
                                                              -----        ----        ----          ---           ---        ---

5     s=1 - 4   Contracted Lease Rentals                      52.8        71.0       (18.2)         74.4%        100.0%     (25.6%)
6               Movement in Current Arrears Balance            2.2         0.0         2.2           3.0%          0.0%       3.0%
7               less Net Stress Related Costs
8                -   Bad Debts                                (0.7)       (0.7)        0.0          (0.9%)        (1.0%)      0.1%
9                -   Deferred Arrears Balance                  0.5         0.3         0.2           0.7%          0.4%       0.3%
10               -   AOG                                      (3.5)       (3.0)       (0.6)         (5.0%)        (4.2%)     (0.8%)
11               -   Other Leasing Income                      9.5         0.0         9.5          13.4%          0.0%      13.4%
12               -   Repossession                              0.0        (0.6)        0.6           0.0%         (0.8%)      0.8%
                                                               ---         ---         ---           ---           ---        ---
13    s=8 - 12  Sub-total                                      5.8        (4.0)        9.8           8.2%         (5.7%)     13.9%
14    5+6+13    Net Lease Rental                              60.8        67.0        (6.2)         85.7%         94.3%      (8.7%)
15              Interest Earned                                0.5         1.1        (0.7)          0.7%          1.6%      (0.9%)
16              Aircraft Sales                                 3.3         2.9         0.3           4.6%          4.1%       0.5%
17              Net Maintenance                               11.0         0.0        11.0          15.5%          0.0%      15.5%
18              Other Receipts                                 0.0         0.0         0.0           0.0%          0.0%       0.0%
                                                               ---         ---         ---           ---           ---        ---
19    s=14 - 18 Total Cash Collections                        75.5        71.0         4.5         106.4%        100.1%       6.4%
                                                              ====        ====         ===         =====         =====        ===

                CASH EXPENSES
                Aircraft Operating Expenses
20               -   Re-leasing and other overheads           (2.8)       (3.6)        0.7          (4.0%)        (5.0%)      1.0%

                SG&A Expenses
21              Aircraft Servicer Fees
                 -   Retainer Fee                             (3.8)       (3.5)       (0.3)         (5.3%)        (4.9%)     (0.4%)
                 -   Minimum Incentive Fee                     0.0        (0.5)        0.5           0.0%         (0.7%)      0.7%
                 -   Core Cashflow/Sales Incentive Fee         0.0         0.0         0.0           0.0%          0.0%       0.0%
                                                               ---         ---         ---           ---           ---        ---
22       21     Sub-total                                     (3.8)       (4.0)        0.2          (5.3%)        (5.6%)      0.3%
23              Other Servicer Fees and                                   (1.6)        0.5          (1.7%)        (2.2%)      0.6%
                                                                           ---         ---           ---           ---        ---
                Other Overheads                               (1.2)
24     22+23    Sub-total                                     (4.9)       (5.6)        0.6          (7.0%)        (7.8%)      0.9%
                                                               ---         ----        ---          ----           ---        ---
25     24+20    Total Cash Expenses                           (7.8)       (9.1)        1.3         (11.0%)       (12.9%)      1.9%
                                                               ===         ===         ===          ====          ====        ===

                NET CASH COLLECTIONS
26       19     Total Cash Collections                        75.5        71.0         4.5         106.4%        100.1%       6.4%
27       25     Total Cash Expenses                           (7.8)       (9.1)        1.3         (11.0%)       (12.9%)      1.9%
28              Movement in Expense Account                    0.0         0.0         0.0           0.0%          0.0%       0.0%
29              Reduction in Liquidity Reserve                 0.0         0.0         0.0           0.0%          0.0%       0.0%
30              Interest Payments                            (19.7)      (30.7)       11.0         (27.7%)       (43.2%)     15.4%
31              Swap Payments                                (10.8)       (1.8)       (9.0)        (15.2%)        (2.5%)    (12.7%)
                                                              ----        ----         ---          ----           ---       ----
32    s=26 - 31 TOTAL                                         37.3        29.5         7.9          52.5%         41.5%      11.0%
                                                              ====        ====         ===          ====          ====       ====

33              PRINCIPAL PAYMENTS
                Subclass A-6                                  33.9        26.3         7.6          47.8%         37.1%      10.7%
                Class B                                        3.3         3.1         0.3           4.7%          4.4%       0.3%
                                                               ---         ---         ---           ---           ---        ---
                Total                                         37.3        29.5         7.9          52.5%         41.5%      11.0%
                                                              ====        ====         ===          ====          ====       ====

                Debt Balances at July 15, 2002
                Subclass A-6                                 237.2       219.1
                Subclass A-8                                 700.0       700.0
                Subclass A-9                                 750.0       750.0
                Class B                                      254.2       255.0
                Class C                                      349.8       349.8
                Class D                                      395.1       395.1
                                                             -----       -----
                                                           2,686.3     2,669.1
                                                           =======     =======

                Airplanes Cash Flow Performance for the Period
               from March 10, 2001 to July 15, 2002 (16 Months)
        Comparison of Actual Cash Flows versus 2001 Base Case Cash Flows

                                                                                                   % of Lease Rentals under
                                                                                                   the 2001 Base Case
                                                                            2001                                 2001
                                                                            ----                                 ----
                                                               Actual    Base Case    Variance       Actual    Base Case   Variance
                                                               ------    ---------    --------       ------    ---------   --------
                CASH COLLECTIONS                                $M        $M           $M
1               Lease Rentals                                   565.4      565.4          0.0        100.0%      100.0%         0.0%
2                -   Renegotiated Leases                        (43.5)       0.0        (43.5)        (7.7%)       0.0%       (7.7%)
3                -   Rental Resets                              (40.5)       0.0        (40.5)        (7.2%)       0.0%       (7.2%)
4                -   Lease Rentals - Aircraft Sales              (1.5)       0.0         (1.5)        (0.3%)       0.0%       (0.3%)
                                                                -----      -----        -----        -----       -----       -----

5     s=1 - 4   Contracted Lease Rentals                        480.0      565.4        (85.4)        84.9%      100.00      (15.1%)
6               Movement in Current Arrears Balance               0.5        0.0          0.5          0.1%        0.0%        0.1%
7               less Net Stress Related Costs
8                -   Bad Debts                                   (3.4)      (5.7)         2.3         (0.6%)      (1.0%)       0.4%
9                -   Deferred Arrears Balance                     4.4        2.6          1.8          0.8%        0.5%        0.3%
10               -   AOG                                        (20.7)     (23.9)         3.2         (3.7%)      (4.2%)       0.6%
11               -   Other Leasing Income                        11.5        0.0         11.5          2.0%        0.0%        2.0%
12               -   Repossession                                (4.1)      (4.5)         0.5         (0.7%)      (0.8%)       0.1%
                                                                -----      -----        -----        -----       -----       -----
13    s=8 - 12  Sub-total                                       (12.2)     (31.5)        19.3         (2.2%)      (5.6%)       3.4%
14    5+6+13    Net Lease Rental                                468.3      533.9        (65.7)        82.8%       94.4%      (11.6%)
15              Interest Earned                                   6.6        9.3         (2.7)         1.2%        1.6%       (0.5%)
16              Aircraft Sales                                   15.5       11.7          3.7          2.7%        2.1%        0.7%
17              Net Maintenance                                  24.8        0.0         24.8          4.4%        0.0%        4.4%
18              Other Receipts                                    4.3        0.0          4.3          0.8%        0.0%        0.8%
                                                                -----      -----        -----        -----       -----       -----
19    s=14 - 18 Total Cash Collections                          519.4      555.0        (35.6)        91.9%       98.2%       (6.3%)
                                                                =====      =====        =====        =====       =====       =====

                CASH EXPENSES
                Aircraft Operating Expenses
20               -   Re-leasing and other overheads             (24.0)     (28.4)         4.4         (4.2%)      (5.0%)       0.8%

                SG&A Expenses
21              Aircraft Servicer Fees
                 -   Retainer Fee                               (29.3)     (29.9)         0.6         (5.2%)      (5.3%)       0.1%
                 -   Minimum Incentive Fee                       (3.0)      (2.0)        (1.0)        (0.5%)      (0.4%)      (0.2%)
                 -   Core Cashflow/Sales Incentive Fee           (0.2)       0.0         (0.2)        (0.0%)       0.0%       (0.0%)
                                                                -----      -----        -----        -----       -----       -----
22       21     Sub-total                                       (32.5)     (31.9)        (0.6)        (5.7%)      (5.6%)      (0.1%)
23              Other Servicer Fees and Other Overheads         (16.4)     (14.5)        (1.9)        (2.9%)      (2.6%)      (0.3%)
                                                                -----      -----        -----        -----       -----       -----
24     22+23    Sub-total                                       (48.9)     (46.4)        (2.5)        (8.6%)      (8.2%)      (0.4%)
                                                                -----      -----        -----        -----       -----       -----

25     24+20    Total Cash Expenses                             (72.9)     (74.8)         1.9        (12.9%)     (13.2%)       0.3%
                                                                =====      =====        =====        =====       =====       =====

                NET CASH COLLECTIONS
26       19     Total Cash Collections                          519.4      555.0        (35.6)        91.9%       98.2%       (6.3%)
27       25     Total Cash Expenses                             (72.9)     (74.8)         1.9        (12.9%)     (13.2%)       0.3%
28              Movement in Expense Account                      (5.5)       0.0         (5.5)        (1.0%)       0.0%       (1.0%)
29              Reduction in Liquidity Reserve                   40.0       40.0          0.0          7.1%        7.1%       (0.0%)
30              Interest Payments                              (190.7)    (252.0)        61.3        (33.7%)     (44.6%)      10.9%
5.1             Swap Payments                                   (57.9)     (18.7)       (39.2)       (10.2%)      (3.3%)      (6.9%)
                                                                -----      -----        -----        -----       -----       -----
32    s=26 - 31 TOTAL                                           232.4      249.5        (17.2)        41.1%       44.1%       (3.0%)
                                                                =====      =====        =====        =====       =====       =====

33              PRINCIPAL PAYMENTS
                Subclass A-6                                    208.3      226.2        (17.9)        36.8%       40.0%       (3.2%)
                Class B                                          24.1       23.3          0.8          4.3%        4.1%        0.1%
                                                                -----      -----        -----        -----       -----       -----
                Total                                           232.4      249.5        (17.2)        41.1%       44.1%       (3.1%)
                                                                =====      =====        =====        =====       =====       =====

                Debt Balances at July 15, 2002
                Subclass A-6                                    237.1      219.2         17.9
                Subclass A-8                                    700.0      700.0          0.0
                Subclass A-9                                    750.0      750.0          0.0
                Class B                                         254.2      255.0         (0.7)
                Class C                                         349.8      349.8          0.0
                Class D                                         395.1      395.1          0.0
                                                                -----      -----        -----
                                                              2,686.3    2,669.1         17.2
                                                              =======    =======        =====

                                                       Mar-01                                      2001
                                                      Closing             Actual             Base Case
                                                      -------             ------             ---------
                                                           $m                 $m                     $m
       Net Cash Collections                                                232.4                  249.5

       Add Back Interest and Swap Payments                                 248.6                  270.7
                                                                           -----                  -----

  a    Net Cash Collections                                                481.0                  520.2
                                                                           =====                  =====
       (excl. interest and swap payments)
  b    Swaps                                                                58.0                   18.7
  c    Class A Interest                                                     81.8                  135.1
  d    Class A Minimum                                                       0.0                    0.0
  e    Class B Interest                                                     13.4                   21.6
  f    Class B Minimum                                                      24.1                   23.3
  g    Class C Interest                                                     38.0                   38.0
  h    Class D Interest                                                     57.3                   57.3
  i    Class A Principal Adjustment                                        208.3                  226.2
  i    Class C Scheduled                                                     0.0                    0.0
  k    Class D Scheduled                                                     0.0                    0.0
  l    Permitted Aircraft Modifications                                      0.0                    0.0
  m    Step-up Interest                                                      0.0                    0.0
  n    Class E Minimum Interest                                              0.0                    0.0
  o    Class B Supplemental                                                  0.0                    0.0
  p    Class A Supplemental                                                  0.0                    0.0
                                                                             ---                    ---
       Total                                                               481.0                  520.2
                                                                           =====                  =====

 [1]   Interest Coverage Ratio
       Class A                                                               3.4                    3.4  = a/(b+c)
       Class B                                                               3.1                    3.0  = a/(b+c+d+e)
       Class C                                                               2.2                    2.2  = a/(b+c+d+e+f+g)
       Class D                                                               1.8                    1.8  = a/(b+c+d+e+f+g+h)

 [2]   Debt Coverage Ratio
       Class A                                                               3.4                    3.4  = a/(b+c+d)
       Class B                                                               2.7                    2.6  = a/(b+c+d+e+f)
       Class C                                                               1.0                    1.0  = a/(b+c+d+e+f+g+h+ i+j)
       Class D                                                               1.0                    1.0  = a/(b+c+d+e+f+g+h+ i+j+k)

       Loan to Value Ratios (in US dollars)
 [3]   Expected Portfolio Value
 [4]   Adjusted Portfolio Value                       3,108.6            2,712.7                2,862.5
       Liquidity Reserve Amount
       Of which - Cash                                  156.9              113.2                  116.0
                - Accrued Expenses                       12.6               10.0                    0.0
                                                         ----               ----                    ---
       Subtotal                                         169.5              123.2                  116.0
       Less Lessee Security Deposits                     36.9               33.2                   36.0
                                                         ----               ----                   ----
       Subtotal                                         132.6               90.0                   80.0
                                                        -----               ----                   ----
 [5]   Total Asset Value                              3,241.2            2,802.7                2,942.5
                                                      =======            =======                =======

       Note Balances as at:                            March 15, 2001     July 15, 2002         July 15, 2002
                                                       --------------     -------------         -------------

       Class A                                        1,895.4    58.5%    1,687.1  60.2%        1,669.2   56.7%
       Class B                                          278.3    67.1%      254.2  69.3%          255.0   65.4%
       Class C                                          349.8    77.9%      349.8  81.7%          349.8   77.3%
       Class D                                          395.1    90.0%      395.1  95.8%          395.1   90.7%
                                                        -----               -----                 -----
                                                      2,918.6             2,686.3               2,669.1
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

[5] "Total Asset Value" is equal to Total Expected/Adjusted Portfolio Value plus Liquidity Reserve Amount minus Lessee Security Deposits.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Sensitivity

Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from its notes and the derivative instruments used by Airplanes Group to manage its interest rate risk.

The terms of each subclass or class of notes, including the outstanding principal amount as of June 30, 2002 and estimated fair value as of June 30, 2002, are as follows:

                        Annual Interest                                                                               Estimated
                              Rate              Principal Amount       Expected Final            Final                Fair Value at
Subclass of Notes       (Payable Monthly)        at quarter end        Payment Date*             Maturity Date       June 30, 2002**
-----------------       -----------------        --------------        --------------            -------------       -------------
                                                   $ Million                                                            $ Million
Subclass A-6            (LIBOR+.34%)                     259           January 15, 2004          March 15, 2019             256
Subclass A-8            (LIBOR+.375%)                    700           March 15, 2003            March 15, 2019             672
Subclass A-9            (LIBOR+.55%)                     750           November 15, 2008         March 15, 2019             698
Class B                 (LIBOR+.75%)                     256           March 15, 2009            March 15, 2019             179
Class C                 (8.15%)                          350           December 15, 2013         March 15, 2019             149
Class D                 (10.875%)                        395           February 15, 2017         March 15, 2019              28
                                                      ------                                                               ----
                                                       2,710                                                              1,982
                                                       =====                                                              =====

* Per 2001 Offering Memorandum
** Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at June 30, 2002 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.

Interest Rate Management

The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are either fixed or floating. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. Some leases carry fixed and floating rental payments for different rental periods. There has been an increasing tendency for fixed rate leases to be written and approximately 97% of the leases are fixed rate leases.

In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the class A-D notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The class A and B notes bear floating rates of interest and the class C and class D notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the notes. One reason for this is the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the notes, Airplanes Group enters into interest rate swaps (the `Swaps'). Under the Swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The Swaps amortize having regard to the expected paydown schedule of the class A and class B notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rates leases. At least every three months, and in practice more frequently, debis AirFinance Financial Services (Ireland) Limited, a subsidiary of debis AirFinance Ireland, as Airplanes Group's administrative agent (the "Administrative Agent"), seeks to enter into additional swaps or sell at market value or unwind part or all of the Swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments. At June 30, 2002, Airplanes Group had unamortized Swaps with an aggregate notional principal balance of $1,815 million. The aggregate notional principal balance of these Swaps will be reduced to $1,445 million by the end of the fiscal year ended March 31, 2003. These Swaps will be further reduced to an aggregate notional principal balance of $980 million by the year ended March 31, 2004, to an aggregate notional principal balance of $515 million by the year ended March 31, 2005, to an aggregate notional principal balance of $245 million by March 31, 2006 and to an aggregate notional principal balance of $105 million by March 2007. None of the Swaps have a maturity date extending beyond May 2007. The aggregate estimated fair market value of the Swaps at June 30, 2002 was $(58.1) million, that is the Swaps were "out-of-the-money", such that if sold, it would result in a loss of $58.1 million as detailed below:

Airplanes Group Swap Book at June 30, 2002

                   Notional                              Final              Fixed               Estimated Fair
   Swap           Amount (i)         Effective         Maturity             Rate                 Market Value
    No.          ($Millions)            Date             Date           Payable (ii)          as at June 30, 2002
     1                20             16-Feb-99         15-Jul-02           6.2700%                     (68,818)
     2                 5             15-Sep-98         15-Aug-02           6.1700%                     (35,392)
     3               115             15-Jul-98         15-Dec-02           6.2400%                  (1,647,259)
     4                50             15-Jun-00         15-Dec-02           7.1125%                    (871,885)
     5                 0    (iv)     15-Jul-02         15-Dec-02           1.9675%                     (12,017)
     6                30             25-Aug-98         15-Feb-03           6.3900%                  (1,066,869)
     7                25             15-Oct-98         15-Feb-03           6.3800%                    (484,089)
     8                15             16-Nov-98         15-Feb-03           6.3900%                    (449,843)
     9                35             15-Dec-98         15-Feb-03           6.2840%                  (1,021,226)
     10               25             15-Feb-00         15-Mar-03           6.3965%                    (823,119)
     11               20             18-Jan-00         15-Mar-03           6.3850%                    (524,755)
     12               10             01-Jun-99         15-Mar-03           6.2200%                    (595,634)
     13               10             21-Dec-99         15-Mar-03           6.5875%                    (343,406)
     14               20             15-Apr-01         15-Apr-03           7.1850%                    (826,227)
     15               65             21-Jun-99         15-Jun-03           6.3100%                  (2,359,761)
     16               50             15-Jul-99         15-Aug-03           6.2900%                  (2,131,301)
     17               15             18-Jan-00         15-Oct-03           6.4650%                    (624,096)
     18               30             17-Aug-99         15-Nov-03           6.3300%                  (1,415,268)
     19               35             15-Dec-00         15-Nov-03           7.3625%                  (2,065,460)
     20               10             26-Apr-00         15-Nov-03           6.6875%                    (414,012)
     21               40             20-Sep-00         15-Nov-03           6.5625%                  (2,036,729)
     22               15             15-Nov-00         15-Nov-03           6.5775%                    (473,061)
     23               25             15-Feb-01         15-Nov-03           5.2750%                    (784,284)
     24               20             24-Mar-00         15-Dec-03           6.8450%                  (2,409,967)
     25               30             15-May-00         15-Jan-04           7.2995%                  (1,676,036)
     26               15             22-Jun-00         15-Feb-04           6.9775%                    (701,056)
     27               45             15-Aug-00         15-Feb-04           6.7700%                  (2,505,608)
     28               15             18-Aug-00         15-Apr-04           6.7700%                    (978,001)
     29               15             15-Nov-01         15-Apr-04           4.8900%                    (523,943)
     30               45             30-Apr-02         15-Apr-04           3.3700%                    (474,155)
     31               40             17-Apr-01         15-May-04           6.8290%                  (2,180,112)
     32               15             16-Oct-00         15-Jul-04           6.5850%                  (1,104,221)
     33               45             17-Jun-02         15-Jul-04           3.7700%                    (846,251)
     34               40             17-Sep-01         15-Sep-04           5.7125%                  (1,910,824)
     35               25             17-Jun-02         15-Oct-04           3.5800%                    (474,142)
     36                0    (iv)     15-Jul-03         15-Nov-04           5.7650%                    (385,651)
     37               40             15-Apr-02         15-Dec-04           5.3975%                  (1,375,009)
     38               40             15-May-01         15-Jan-05           4.7950%                  (1,370,604)

     39              185             21-Aug-01         15-Feb-05           4.4195%                  (3,811,224)
     40               35             17-Oct-01         15-Nov-05           3.9475%                    (237,307)
     41               80             24-Jul-01         15-Dec-05           5.2850%                  (3,816,542)
     42                0    (iv)     17-Nov-03         17-Jan-06           5.1150%                    (115,612)
     43               95             20-Dec-01         15-Feb-06           4.6350%                  (4,770,943)
     44              195             30-Jan-02         15-Apr-06           3.5040%                     229,516
     45              130             15-Mar-02         15-Apr-06           4.0125%                  (1,732,830)
     46                0    (iv)     15-Aug-02         15-Jul-06           5.5500%                  (3,270,088)
     47                0    (iv)     15-Jul-04         15-May-07           5.8620%                    (736,692)
     48                0    (iv)     15-Mar-04         15-May-07           5.2020%                     115,783
     49                0    (iv)     15-Apr-03         15-Dec-04           4.2350%                           0
                    ------                                                                         ------------
                    1,815                                                                          (58,136,029)
                    ======                                                                         ============

(i) While some of the above Swaps have a fixed notional amount, many amortise over the period to the final maturity date.

(ii) Each of the above Swaps is calculated on a monthly fixed actual/360 adjusted basis.

(iii) Under all Swaps, Airplanes Group receives floating rate payments at one month LIBOR, resets monthly on an actual /360 adjusted basis.

(iv) The initial amounts for swaps number 5, 36, 42, 46, 47, 48 and 49 are $45 million, $15 million, $30 million, $100 million, $65 million, $20 million and $15 million respectively.

Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure can be managed through the purchase of Swaptions. If Airplanes Group purchases Swaptions, these, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it would pay floating amounts and received fixed amounts. These Swaptions could be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates had declined since the contract date of such leases.

Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, Airplanes Group can purchase Swaptions in aggregate in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "Target Hedge") will be varied from time to time to reflect, among other things, changes in the mix of payment bases under future leases and in the prevailing level of interest rates.

The payment of the premium for any of these Swaptions may be made at two points in the priority of payments under the indentures. Fifty percent of any Swaption premium in any month is a "minimum hedge payment" and is paid fourth in Airplanes Group's order of priority of payments. The other fifty percent of the premium is expended as a "supplemental hedge payment" and is paid seventeenth in Airplanes Group's order of priority of payments.

If there are not sufficient amounts available for distribution and a supplemental hedge payment would not be made in any month, then Airplanes Group will reduce the aggregate notional amount of the Swaptions bought in that month to reflect the amount that can be bought for the premium payable as a minimum hedge payment. As a result of the outstanding class A principal adjustment amount, no supplemental hedge payments can be made until there are sufficient cash flows in any given month to satisfy all obligations ranking senior to the supplemental hedge payment under the terms of the notes.

From time to time the Administrative Agent may also sell at market value or unwind part or all of the outstanding Swaptions, for example, to reflect any decreases in the Target Hedge. In the period from March 28, 1996 to June 30, 2002, Airplanes Group purchased Swaptions for interest rate swaps with an aggregate notional principal balance of $659 million and sold Swaptions with an aggregate notional principal balance of $589 million and Swaptions with an aggregate notional principal of $70 million matured. The net aggregate notional principal balance of Swaptions at June 30, 2002 therefore amounted to $Nil. Following consultation with the rating agencies, it is not currently proposed to purchase any Swaptions primarily due to the low interest rate environment and our current cashflow performance.

Through the use of the Swaps, Swaptions (when applicable) and other interest rate hedging products, Airplanes Group seeks to manage its exposure to adverse changes in interest rates based on regular reviews of its interest rate risk. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard. In particular, because of our current financial situation, we may have difficulty finding counterparties.

The Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policy and transaction authority limits. Specific hedging contracts are approved by officers of the Administrative Agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the Directors of Airplanes Limited and the Controlling Trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions which have credit ratings, or which provide collateralisation arrangements, consistent with maintaining the ratings of the class A certificates.

The quantitative disclosure and other statements in this section are forward-looking statements that involve risks and uncertainties. Although Airplanes Group's policy is to limit its exposure to changes in interest rates, it could suffer higher cashflow losses as a result of actual future changes in interest rates. It should also be noted that Airplanes Group's future exposure to interest rate movements will change as the composition of its lease portfolio changes or if it issues new subclasses of refinancing notes with different interest rate provisions from the notes. Please refer to "Risk Factors" in the Airplanes Group Report on Form 10-K filed with the SEC on June 25, 2002 for more information about risks, especially lessee credit risk, that could intensify Airplanes Group's exposure to changes in interest rates.

Part II.   Other Information

Item 1. Legal Proceedings

VASP

Following the default by the Brazilian airline VASP under its leases, GPA Group (now known as debis AirFinance Ireland) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from GPA Group in March 1996, four of which remain in our portfolio and represented 1.92% of our portfolio by appraised value as of January 31, 2002. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the High Court found in favor of debis AirFinance Ireland's rescission action and overturned the 1996 judgment in favor of VASP. VASP may seek to appeal this decision of the High Court. A risk of repossession would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time. debis AirFinance will continue to actively pursue all available courses of action, including defending appeals to superior courts which may seek to overturn the High Court decision of April 2002.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit 99.1: Press release issued by Moody's on August 9, 2002, relating to downgrading of Airplanes Group certificates.

Reports on Form 8-K:

Filed for event dates April 15, 2002, May 15, 2002 and June 17, 2002 (relating to the monthly report to holders of the certificates).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2002                    AIRPLANES LIMITED


                                         By: /s/ WILLIAM M. MCCANN
                                             ---------------------------------
                                             William M. McCann
                                             Director and Principal
                                             Accounting Officer



Date: August 14, 2002                    AIRPLANES U.S. TRUST


                                         By: /s/ WILLIAM M. MCCANN
                                             ---------------------------------
                                             William M. McCann
                                             Controlling Trustee and Principal
                                             Accounting Officer