Form 10-K
period 2003-03-31
AIRPLANES US TRUST; AIRPLANES LTD
filed 2003-06-30
CIK 1004540, 1004539

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   Form 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 31, 2003
                                         OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

                        Commission File Number 33-99970

              AIRPLANES LIMITED                            AIRPLANES U.S. TRUST
  (Exact Name of Registrants as specified in memorandum of association or trust agreement)
           JERSEY, CHANNEL ISLANDS                               DELAWARE
               (State or other jurisdiction of incorporation or organization)
                    7359                                        13-3521640
                 (SIC Code)                        (I.R.S. Employer Identification No.)
              AIRPLANES LIMITED                            AIRPLANES U.S. TRUST
       22 GRENVILLE STREET, ST. HELIER                   1100 NORTH MARKET STREET,
               JERSEY, JE4 8PX                              RODNEY SQUARE NORTH
               CHANNEL ISLANDS                        WILMINGTON, DELAWARE 19890-0001
            (011 44 1534 609 000)                            (1-302-651-1000)

    (Addresses and telephone numbers, including area codes, of Registrants'
                          principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                           NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                             ON WHICH REGISTERED
--------------------------------------------    --------------------------------------------
                    None                                            None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                                      None

                                (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [X]                      No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2)
                        Yes [X]                      No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of registrant's common stock held by non-affiliates:
$Nil.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                                          OUTSTANDING AT
ISSUER                                                       CLASS                        JUNE 30, 2003
------                                                       -----                        --------------
Airplanes Limited....................          Ordinary Shares, $1.00 par value                 30

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST

                          2003 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................   43
  Item 3.   Legal Proceedings...........................................   43
  Item 4.   Submission of Matters to a Vote of Security-Holders.........   43
PART II
  Item 5.   Market for Registrants' Common Equity and Related
            Stockholder Matters.........................................   44
  Item 6.   Selected Combined Financial Data............................   44
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   46
  Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risks.......................................................   73
  Item 8.   Financial Statements and Supplementary Data.................   77
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   77
PART III
  Item 10.  Directors and Executive Officers of the Registrants.........   78
  Item 11.  Executive Compensation......................................   87
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   88
  Item 13.  Certain Relationships and Related Transactions..............   88
  Item 14.  Controls and Procedures.....................................   88
  Item 15.  Principal Accountant's Fees and Services....................   88
PART IV
  Item 16.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   91

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Airplanes Limited ("AIRPLANES LIMITED") is a limited liability company formed under the laws of Jersey, Channel Islands. Airplanes U.S. Trust ("AIRPLANES TRUST") is a Delaware business trust. "AIRPLANES GROUP" refers to Airplanes Limited and Airplanes Trust, and in this report, we use "WE," "US" and "OUR" to refer to Airplanes Group and its subsidiaries and Airplanes Pass Through Trust. We are in the business of leasing aircraft to aircraft operators around the world. At March 31, 2003, we owned 179 aircraft (the "AIRCRAFT"), 158 of which were on lease to 55 lessees in 31 countries. Our website contains limited information and is found at http://www.airplanes-group.com/index.html. Our website contains links to the SEC's website on which you can obtain electronic copies of our periodic and current reports filed electronically with the SEC free of charge.

     On March 28, 1996, we established eight separate pass through trusts to issue and sell $4,048 million in aggregate principal amount of subclass A-1, A-2, A-3, A-4 and A-5 and class B, C and D pass through certificates in an underwritten offering. We used the proceeds from this offering, together with the proceeds from the sale of the class E notes of Airplanes Limited and Airplanes Trust to GPA Group plc (now known as debis AirFinance Ireland plc), to acquire a portfolio of 229 aircraft from GPA Group and its subsidiaries. We use the rental payments that we receive from leasing the aircraft to pay interest and principal on this debt. On March 16, 1998, we established four additional pass through trusts to issue and sell $2,437 million in aggregate principal amount of subclass A-6, A-7 and A-8 and class B certificates in connection with the refinancing of our subclass A-1, A-2 and A-3 and class B certificates. On November 20, 1998, General Electric Capital Corporation ("GE CAPITAL") acquired a majority of the class E notes from GPA Group (then known as AerFi Group and now known as debis AirFinance Ireland) and its subsidiaries. On that date, a subsidiary of AerFi Group also granted GE Capital an option to acquire the residual interest in Airplanes Trust. See below at "Airplanes Trust" for more information about the option. The subclass A-5 certificates were fully repaid as of May 15, 1998. We established a new pass through trust on March 15, 2001 to issue and sell $750 million in aggregate principal amount of subclass A-9 certificates which rank equally in right of payment with our outstanding subclass A-6 and A-8 certificates. We used the proceeds from this offering to refinance our subclass A-4 and A-7 certificates and the corresponding subclass A-4 and A-7 notes.

AIRPLANES PASS THROUGH TRUST

     "AIRPLANES PASS THROUGH TRUST" and the "TRUST" refer to all the pass through trusts created under the Airplanes Pass Through Trust Agreement dated March 28, 1996, as supplemented (the "TRUST AGREEMENT") among Airplanes Limited, Airplanes Trust and Bankers Trust Company (now known as Deutsche Bank Trust Company Americas), as trustee (the "TRUSTEE"), except where it is clear that this term means only a particular pass through trust. The certificates issued by each pass through trust each represent a fractional undivided beneficial interest in two corresponding classes or subclasses of notes issued and cross-guaranteed by Airplanes Limited and Airplanes Trust pursuant to indentures dated as of March 28, 1996 (as amended or supplemented, the "INDENTURES") they entered into with Bankers Trust Company (now known as Deutsche Bank Trust Company Americas), as trustee (the "INDENTURE TRUSTEE"), and held by that trust. The two corresponding classes of notes and guarantees held by each trust are the principal sources of payment for the class or subclass of certificates issued by that trust.

AIRPLANES LIMITED

     Airplanes Limited is a special purpose limited liability company formed on November 3, 1995 under the laws of Jersey, Channel Islands. Its sole purposes are to (a) acquire, own, manage, maintain, lease, re-lease, modify and sell (subject to restrictions under its indenture) the aircraft, (b) finance and refinance these activities, including guaranteeing the obligations of its subsidiaries and of Airplanes Trust, (c) manage its interest rate and currency risks, and (d) engage in other activities related to the aircraft and their financing.

     Airplanes Limited's principal assets are the intercompany loans it has advanced to its subsidiaries and 95% of the capital stock of Airplanes Holdings Limited. As of March 31, 2003, Airplanes Holdings owned a total of 165 aircraft directly and through its aircraft-owning subsidiaries, and owned a number of aircraft-leasing subsidiaries which lease aircraft from the aircraft-owning subsidiaries and sublease them to lessees. The remaining 5% of the capital stock of Airplanes Holdings is owned by GECAS. See below "Risk Factors -- Risks Relating to Tax" for a discussion of the tax benefits of this 5% ownership by GECAS and the risk of losing these benefits. Airplanes Limited has no ownership or leasehold interests in any real property.

     For information on the capital stock of Airplanes Limited, including a discussion of annual dividends, see "Item 5. Market for Registrants' Common Equity and Related Shareholder Matters."

     Airplanes Limited has a board of directors, which is currently composed of five directors. See "Item 10. Directors And Executive Officers Of The Registrants -- Directors and Controlling Trustees" for details on these directors. Airplanes Limited does not have any employees or executive management of its own and relies solely on service providers to service, lease and re-lease aircraft and perform other executive and administrative responsibilities. For a description of the services provided by the service providers, see "Item 10. Directors and Executive Officers of the Registrants -- The Servicer" and "-- The Administrative Agent and Cash Manager."

     We have taken steps to structure Airplanes Limited and its acquisition of the aircraft-owning and aircraft-leasing subsidiaries from GPA Group (now known as debis AirFinance Ireland) in 1996 to ensure that its assets would not be consolidated with the assets of debis AirFinance Ireland and would not otherwise become available to its creditors in any bankruptcy or insolvency proceeding involving debis AirFinance Ireland or any of its affiliates. For a description of the risks if these steps are not effective, see below "Risk Factors -- Risks Relating to Bankruptcy."

AIRPLANES TRUST

     Airplanes Trust is a Delaware statutory business trust formed in November 1995. Its sole purposes are to (a) acquire, own, manage, maintain, lease, re-lease, modify and sell (subject to restrictions under its indenture) the aircraft, (b) finance and refinance these activities, including guaranteeing the obligations of its subsidiaries and of Airplanes Limited, (c) manage its interest rate and currency risks and (d) engage in other activities related to the aircraft and their financing.

     Airplanes Trust's principal assets are the intercompany loans it has advanced to its subsidiaries and 100% of the capital stock of AeroUSA, which as of March 31, 2003, owned 14 aircraft. The shares of AeroUSA and AeroUSA 3 are held by separate voting trusts with First Security Bank of Utah, acting as trustee, in order to satisfy the U.S. Federal Aviation Administration regulations regarding the U.S. citizenship of the owners of U.S.-registered aircraft. Airplanes Trust has no ownership or leasehold interests in any real property.

     debis AirFinance, Inc., a wholly-owned subsidiary of debis AirFinance Ireland, holds the residual ownership interest in all of the property of Airplanes Trust. In connection with the sale of the class E notes to GE Capital by GPA Group (now known as debis AirFinance Ireland) and its subsidiaries in 1998, GPA, Inc. (now known as debis AirFinance, Inc.) granted an option to GE Capital for it to purchase this residual ownership interest in Airplanes Trust for $1.00. If GE Capital does not exercise this option before its expiry date, which is 30 days after notice of the dissolution of the trust, the option will become void. Upon repayment in full of all of the indebtedness of Airplanes Trust and the dissolution of Airplanes Trust, legal title to the AeroUSA shares and other property of Airplanes Trust will revert to debis AirFinance, Inc. or GE Capital, if GE Capital has exercised its option.

     Airplanes Trust has five controlling trustees, who are the same individuals as those who currently serve as directors of Airplanes Limited, and a Delaware trustee, Wilmington Trust Company. For information on its management, see "Item
10. Directors and Executive Officers of the Registrants." Airplanes Trust does not have any employees or executive officers of its own and relies solely on service providers to service, lease and re-lease the aircraft and perform other executive and administrative responsibilities. For a description of these services, see "Item 10. Directors and Executive Officers of the Registrants -- The Servicer" and "-- The Administrative Agent and Cash Manager."

     We have taken steps to structure Airplanes Trust and its acquisition of the aircraft-owning and aircraft-leasing subsidiaries from GPA Group (now known as debis AirFinance Ireland) in 1996 to ensure that its assets would not be consolidated with the assets of debis AirFinance Ireland and would not otherwise become available to its creditors in any bankruptcy or insolvency proceeding involving debis AirFinance Ireland or any of its affiliates. For a description of the risks if these steps are not effective, see below "Risk Factors -- Risks Relating to Bankruptcy."

RISK FACTORS

     The following summarizes various risks and uncertainties which may materially affect the ability of Airplanes Limited and Airplanes Trust to pay interest, principal or any premium on the notes and hence our ability to pay interest, principal or any premium on our certificates in full at or before their respective final maturity dates. We first describe how the difficulties currently facing the airline industry have adversely affected our cash flows and the effect these reduced cash flows has had and is likely to have on our ability to make payments on the certificates. We then describe other risks which may further adversely affect our ability to make these payments. These risks and uncertainties are not the only ones relevant to the certificates, the notes and guarantees, the trust or Airplanes Group.

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. In most cases, you can identify these forward-looking statements by terms such as "may," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar terms that relate to the future or express uncertainty. Our actual results could differ materially from those anticipated in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined below, that may impact our results of operations.

RISKS RELATING TO PAYMENT ON THE NOTES AND CERTIFICATES

OUR REDUCED CASH FLOWS ADVERSELY AFFECT JUNIOR NOTEHOLDERS AND
CERTIFICATEHOLDERS.

     Administrative and lease expenses and certain other payments in the ordinary course of business are senior to the notes in priority of payment and are therefore payable before any payments are made on the notes (and thus the corresponding certificates).

     Additionally, minimum principal amounts on the class A and class B notes are payable before interest on the class C and class D notes, and principal adjustment amount on the class A notes is payable before scheduled principal payments on the class C and class D notes. Since the appraised value of our aircraft has declined at a rate faster than that originally assumed in the base case assumptions in our original prospectus dated March 28, 1996 (the "1996 BASE CASE"), we have been required to pay principal adjustment amount on the class A notes to the extent of available funds with a consequential deferral of scheduled principal payments on the class C and class D notes.

     To the extent that we have sufficient available funds, we are required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. At the June 16, 2003 payment date we were ahead of the required class A minimum principal payment schedule to the extent of $23.8 million. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, our overall cash performance since September 11, 2001 has been significantly weaker than was assumed in the base case assumptions in our offering memorandum dated March 15, 2001 (the "2001 BASE CASE"), the reasons for which are discussed in "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations -- Recent Developments." We have not had sufficient cashflows to pay class A principal adjustment amounts in full and, on both the May 15, and June 16, 2003 payment dates, we did not have sufficient cashflows to pay any class A principal adjustment amount. We expect we may not resume payment of class A principal adjustment amount in the future. Therefore, in time, we will no longer be ahead of the required class A minimum principal payment schedule. We expect this to occur in the third quarter of 2003, following which we will have to recommence payments of minimum principal on the class A notes to the extent of available cashflows. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given our expected cash performance we expect that, in addition to our current inability to pay scheduled principal on the class C and D notes, our cash flows will be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes beginning in the final quarter of 2003.

     While our actual results may differ from our current expectations, as further explained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments", such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and D notes.

     In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before we will be able to resume making any payments on these notes. If we fail to pay interest when due, as is currently projected to be the case with respect to the class B, C and D notes beginning in the final quarter of 2003, interest will accrue on the unpaid interest. In these circumstances, since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cash flows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. To the extent that cash is available at any subsequent time to make payments ranking below class A minimum principal, cash flows will first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cash flows over the life of Airplanes Group being sufficient to resume any payments of class B principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished. Thus, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. In addition, to the extent that we are able to resume making payments on these notes, payments will be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

     This vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which reevaluated several structured aircraft financings in the last twelve months.

     Set out in the table below are the current ratings of our certificates:-

                                                              OUTSTANDING
                                                               PRINCIPAL
                                                               BALANCE AS
                                                              AT JUNE 16,                     MOODY'S (S&P
                        CERTIFICATE                               2003       S & P   FITCH     EQUIVALENT)
                        -----------                           ------------   -----   -----   ---------------
Subclass A-6................................................    $190.5m      AA-     BBB-    A1 (A+)
Subclass A-8................................................    $700.0m      A       BB      A3 (A-)
Subclass A-9................................................    $750.0m      A       BB      Baa2 (BBB)
Class B.....................................................    $235.7m      CCC     CCC     Caa2 (CCC)
Class C.....................................................    $349.8m      CCC     CCC     Caa3 (CCC-)
Class D.....................................................    $395.1m      CCC     CC      Ca (CC)

     Standard & Poor's has also placed each class and subclass of our certificates on negative outlook.

     Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

     The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

SUBORDINATION PROVISIONS RESTRICT THE RIGHTS OF JUNIOR NOTEHOLDERS AND CERTIFICATE HOLDERS.

     In general, the rights and remedies with respect to a note event of default are exercisable only by the trustee of and the holders of the most senior class of notes outstanding, and then only to the extent that there is an event of default with respect to that senior class of notes. For example, a failure to make a required payment on a class of notes is a default only with respect to that class of notes and the corresponding certificates. Accordingly, if an event of default occurs with respect to a class of notes which is not the most senior class outstanding, the holders of that class of notes (and thus, the corresponding certificates) will not be permitted to enforce their rights until all amounts owing under any more senior class of notes outstanding and certain other amounts have been paid in full. The class A notes are the most senior class of notes currently outstanding.

CERTIFICATEHOLDERS HAVE NO SECURITY INTEREST IN THE AIRCRAFT OR THE LEASES TO SECURE OUR REPAYMENT OF THE CERTIFICATES.

     None of the certificateholders, the trustee or the security trustee has any security interest, mortgage, charge or similar interest in any aircraft in our portfolio or in the related leases. If the trust defaults on payments to certificateholders on the certificates, neither the certificateholders nor anybody acting on their behalf can sell the aircraft or exercise other remedies with respect to the aircraft or the leases to repay the principal and interest, which they would have been able to do if they had held a security interest in the aircraft or the leases. Airplanes Limited and Airplanes Trust have, however, pledged to the security trustee, as security for the notes and their other obligations, one-third of the ordinary share capital of each of AeroUSA, Airplanes Holdings and their subsidiaries, cash balances in the accounts and investments made with our cash balances.

THE TRUST HAS LIMITED SOURCES OF INCOME FROM WHICH TO REPAY THE CERTIFICATES.

     The trust is a pass through trust. The principal assets of the trust are the notes and guarantees, and its only sources of payment on the certificates are payments by Airplanes Limited and Airplanes Trust on those notes and guarantees, including proceeds from any disposition of them. If Airplanes Limited and Airplanes Trust do not make payments on the notes and guarantees to the trust, the trust has no other funds to make payments to certificateholders on the certificates. The certificates and notes are not guaranteed by the trustee, the security trustee, the indenture trustee, the servicer, the administrative agent, the cash manager or any of their affiliates, and certificateholders cannot look to them or anyone else to repay them if the trust defaults in payment on the certificates.

AIRPLANES LIMITED AND AIRPLANES TRUST HAVE LIMITED SOURCES OF INCOME FROM WHICH TO REPAY THE NOTES AND GUARANTEES.

     The principal assets of Airplanes Limited and Airplanes Trust are shares of their direct subsidiaries and intercompany loans to their direct and indirect subsidiaries. Airplanes Limited and Airplanes Trust do not directly own any of the aircraft and are dependent on payments and distributions from their subsidiaries for their cash flow. If their subsidiaries do not make principal or interest payments to Airplanes Limited and Airplanes Trust on the intercompany loans, or if their subsidiaries do not make any distributions to them, Airplanes Limited and Airplanes Trust would have less cash available to make payments to the trust on the notes or guarantees. Also, if withholding or other taxes are imposed on payments or distributions to Airplanes Limited and Airplanes Trust, or if other significant tax liabilities arise, Airplanes Limited and Airplanes Trust would have less cash available to make payments to the trust. In these circumstances, the trust would have less cash available to make payments to certificateholders on the certificates.

AIRPLANES LIMITED AND AIRPLANES TRUST HAVE OTHER CLAIMS THAT RANK SENIOR TO THE NOTES AND GUARANTEES.

     Airplanes Limited and Airplanes Trust have guaranteed a significant number of their respective subsidiaries' obligations to lessees. Payments on these guarantees will be treated as lease expenses and will rank ahead of other payment obligations of Airplanes Limited and Airplanes Trust.

CLAIMS ON OUR SUBSIDIARIES ARE EFFECTIVELY SENIOR TO THE CLAIMS OF CERTIFICATEHOLDERS ON AIRPLANES LIMITED AND AIRPLANES TRUST, AND OUR SUBSIDIARIES MAY HAVE MATERIAL CONTINGENT LIABILITIES UNKNOWN TO US.

     Any claims on the subsidiaries of Airplanes Limited and Airplanes Trust are effectively senior to the notes and guarantees because the subsidiaries would generally have to make payments on those claims before making payments or distributions to Airplanes Limited and Airplanes Trust. These claims include any payment obligations to lessees and other contingent liabilities, such as liabilities to third parties from operating and leasing the aircraft. There may also be liabilities of this type that arose before we acquired our subsidiaries from GPA Group (now known as debis AirFinance Ireland) in 1996 of which we are not aware. If the subsidiaries are called upon to pay any of these contingent liabilities, we would have less cash available to make payments to certificateholders.

THE NOTES AND CERTIFICATES ARE SUBJECT TO EARLY REFINANCING OR REDEMPTION WHICH MAY REDUCE THE YIELD ON CERTIFICATEHOLDERS' INVESTMENT IN THE CERTIFICATES.

     We are permitted to refinance or redeem the notes and the corresponding certificates at the applicable redemption price at our option on any payment date. We are also permitted to redeem the notes and corresponding certificates at par upon the occurrence of specified adverse tax events affecting Airplanes Group. Available funds from the sale of aircraft and other available collections will also be used to repay the certificates under the priority of payments provided in the indentures. If we were able to effect any refinancing or early redemption of the certificates, the yield on certificateholders' investment in the certificates could be adversely affected.

THERE IS NO PUBLIC MARKET FOR THE CERTIFICATES.

     The certificates have a limited trading market which may harm certificateholders' ability to sell them or depress the price at which certificateholders sell them. The certificates are listed only on the Luxembourg Stock Exchange. No one has an obligation to make a market in the certificates. We do not intend to seek approval for quotation through any automated quotation system. Future trading prices for the certificates depend on many factors, including general economic conditions, our financial condition, performance and prospects and the market's then current perception of the commercial aircraft industry and the operating lease business generally.

RISKS RELATING TO AIRPLANES GROUP AND THIRD PARTIES

WE HAVE A HISTORY OF INCURRING NET LOSSES IN OUR OPERATIONS.

     Airplanes Group has incurred net losses since its inception and expects to continue to incur substantial and increasing net losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of these net losses.

WE HAVE NO MANAGEMENT RESOURCES AND DEPEND ON SERVICE PROVIDERS TO OPERATE OUR BUSINESS AND COLLECT OUR REVENUES.

     We have no employees or executive management resources of our own and rely solely on the servicer, administrative agent, cash manager and other service providers for all aircraft servicing, leasing, re-leasing, sales and other executive and administrative functions relating to our portfolio. If these service providers do not perform their contractual obligations to us, our operations and cash flow may suffer, thereby adversely affecting the timing of payments on, and ultimate repayment of, the certificates. We may find it difficult to recover damages for any of these third parties' poor performance pursuant to their contracts and may not be able to terminate these contracts by ourselves. In particular, our rights to terminate the servicing agreement are very limited. We cannot guarantee that we will continue our arrangements with the existing service providers or that they will continue their relationship with us until the certificates are paid in full. If a service provider resigns or if we terminate any service provider, we may be unable to find a suitable replacement that we can engage on suitable terms, which would harm our operations and impede our cash flow. The appointment of replacement service providers may also cause the rating agencies to lower or withdraw the ratings on the certificates. You should refer to "Item 10. Directors and Executive Officers of the Registrants" for more detailed information on the responsibilities we have delegated to the service providers.

THE SERVICER WILL NOT BE LIABLE TO US FOR LOSSES WE INCUR IN CONNECTION WITH ITS PERFORMANCE OF THE SERVICES.

     The servicer will not be liable to us for losses we incur in connection with its performance of the services, except where a court has finally adjudicated that the losses have been directly caused by the servicer's willful misconduct or gross negligence. In addition, we have agreed to indemnify the servicer on an after-tax basis for a broad range of losses in connection with its performance of the services. Any such indemnification payments would rank senior to payments on the notes and certificates, which would further reduce funds available to make payments on the notes and certificates.

WE DEPEND ON SWAP COUNTERPARTIES IN MANAGING INTEREST RATE RISKS. IF OUR SWAP COUNTERPARTIES DEFAULT, OR IF WE ARE UNABLE TO FIND SUITABLE SWAP
COUNTERPARTIES, THERE MAY BE A MISMATCH BETWEEN OUR FIXED AND FLOATING RATE ASSETS AND LIABILITIES WHICH COULD REDUCE OUR CASH FLOW.

     We manage interest rate risks arising from any mismatch between fixed and floating rate lease rental payments and fixed and floating rate interest obligations through swaps and other derivative instruments. This strategy for managing interest rate risks is dependent upon our ability to enter into interest rate swaps with eligible counterparties and on the counterparties fulfilling their contractual obligations. If a counterparty defaults or if we are unable to find eligible counterparties willing to enter into interest rate swaps with us because of our financial condition, a mismatch between our fixed and floating rate interest obligations and fixed and floating rate lease receipts may arise, which could further harm our cash flow and adversely affect our ability to make payments on the notes and certificates.

     As further discussed under "Item 7A. Quantitative and Qualitative Disclosures about Market Risks - Interest Rate Risk and Management" we have reviewed and modified our hedging policy with the approval of the rating agencies and will not enter into any further hedges of the class B notes and certificates as we anticipate ceasing payments of interest on these notes and certificates in the final quarter of 2003. We believe it prudent to continue to hedge our interest rate exposure in respect of the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. We also expect that by the end of 2003, our cashflows will be insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments. Therefore, we are no longer including this cash balance in our hedging calculations from the end of 2003.

     Our indentures require that any counterparty with whom we enter into a swap have at least a short-term unsecured debt rating of A-1+ from Standard & Poor's and a long-term unsecured debt rating of A1 from Moody's. It has proven increasingly difficult to find counterparties meeting these requirements and therefore, as further described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments", the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust have resolved to undertake a consent solicitation seeking, among other things, to amend the indentures so as to reduce the required rating for a swap counterparty to a short-term unsecured debt rating of at least A-1 from Standard & Poor's and a long-term unsecured debt rating of at least A2 from Moody's or otherwise as approved by the Board with the prior agreement of the rating agencies. If the consent solicitation is successful we believe that the amendment to the indentures will help us to find eligible counterparties willing to enter into interest rate swaps to hedge our interest rate exposure in respect of the class A notes and certificates.

GECAS, THE SERVICER, MAY HAVE CONFLICTS OF INTEREST IN MANAGING OUR PORTFOLIO AS A RESULT OF ITS OTHER AIRCRAFT MANAGEMENT ACTIVITIES.

     In addition to acting as the servicer for Airplanes Group, GECAS manages a large portfolio of aircraft owned by its affiliates, including the GE group of companies, and third parties, including other securitization vehicles such as Lease Investment Flight Trust and Aircraft Finance Trust. GECAS also arranges aircraft or engine financings and other lease transactions and GE Capital, an affiliate of GECAS, is the owner of the class E notes. GECAS may therefore face conflicts of interest in managing and marketing our portfolio for re-lease or sale. The aircraft it manages for itself or others may compete with our aircraft when they are being marketed for re-lease or sale. These conflicts will arise as decisions affecting some aircraft that GECAS is managing or that GECAS or one of its affiliates owns may be adverse to other aircraft also managed by GECAS. The servicing agreement provides that the standard of care applicable in cases where such conflicts arise requires that GECAS not discriminate between aircraft on an unreasonable basis. For a fuller description of the standard of care, see "Item
10. Directors and Executive Officers of the Registrants -- The Servicer -- The Servicing Agreement." While GECAS has agreed to perform the services for us with reasonable care and diligence at all times, GECAS may give preference to its affiliates and other third parties under the terms of its other marketing and servicing arrangements. In addition, GECAS is not obliged to inform us of any conflicts of interest of which it is aware. If, as a result of a conflict of interest, GECAS makes a decision potentially adverse to us, it could have a material adverse effect on the servicing of our aircraft, which may cause additional reduction in our cash flow, thereby potentially adversely affecting the timing or amounts of payments on the notes and certificates. See "Item 10. Directors and Executive Officers of the Registrants -- The Servicer" for more information on the activities of the servicer.

THE ADMINISTRATIVE AGENT AND CASH MANAGER MAY HAVE CONFLICTS OF INTEREST BECAUSE OF THEIR PARENT COMPANIES' OTHER AIRCRAFT MANAGEMENT ACTIVITIES AND OWNERSHIP INTERESTS.

     debis AirFinance B.V. and debis AirFinance Ireland, parent companies of the administrative agent and the cash manager, manage a large portfolio of aircraft owned by themselves, their affiliates and third parties. debis AirFinance Ireland also acts as the servicer for AerCo Limited, a securitization vehicle similar to Airplanes Group, and currently holds substantially all of the class D-2, E-1 and E-2 notes issued by AerCo. Subsidiaries of debis AirFinance Ireland also act as administrative agent and cash manager for AerCo. As a result, the administrative agent and the cash manager of Airplanes Group may from time to time have conflicts of interest in performing their obligations to Airplanes Group. While the roles of the administrative agent and the cash manager are more limited than those of the servicer, any conflicts of interest that they cannot resolve could have an adverse impact on Airplanes Group and on our ability to make payments on the notes and certificates.

OUR LEGAL COUNSEL MAY HAVE CONFLICTS OF INTEREST IN NEGOTIATING SOME OF OUR AGREEMENTS BECAUSE THEY ALSO REPRESENT PARTIES WITH WHICH WE DEAL.

     Airplanes Group and debis AirFinance Ireland are represented by the same Jersey, Irish and United States legal counsel, and we anticipate that this multiple representation will continue. Our legal counsel may face conflicts of interest when negotiating agreements between Airplanes Group and debis AirFinance Ireland. If a significant dispute does arise in the future between Airplanes Group and debis AirFinance Ireland or any of their respective affiliates, we anticipate that we will retain separate counsel to represent us.

RISKS RELATING TO THE AIRCRAFT

THE COMMERCIAL AIRCRAFT MARKET IS CYCLICAL. DECREASED DEMAND FOR OR EXCESS SUPPLY OF AIRCRAFT CAN DEPRESS AIRCRAFT VALUES AND LEASE RATES, WHICH MAY CAUSE US TO BE UNABLE TO RE-LEASE OR SELL AIRCRAFT ON FAVORABLE TERMS AND CAN DECREASE CASH AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     The market for commercial jet aircraft is cyclical and can produce sharp increases or decreases in aircraft values and lease rates depending on the level of supply or demand. During the past two years, there has been a general downturn in the world economic climate, with a consequential negative impact on the commercial aviation industry. The effects of this downturn were exacerbated by the terrorist attacks of September 11, 2001, the military action of the U.S. and its allies in Afghanistan, the terrorist attack in Bali, the war in Iraq, the recent terrorist attack in Saudi Arabia and the outbreak of Severe Acute Respiratory Syndrome (SARS). The threat of terrorist attacks and concerns regarding SARS continue to deter air travel. The drop in passenger demand has led to reductions in flight schedules and a consequent oversupply of aircraft (including aircraft available for lease), as well as severe financial difficulties for many airlines. Over the past two years, we have experienced increased aircraft downtime, steeper than expected declines in lease rates, additional lease restructurings, unanticipated redeliveries of aircraft with associated costs, and a fall in the realizable value for aircraft (particularly older technology models) in open market sales.

     Airlines increasingly prefer jet aircraft to turboprop aircraft, and new generation Stage 3 aircraft to older Stage 3 aircraft (which make up a significant proportion of our portfolio), and so the markets for these types of aircraft remain unfavorable in terms of both aircraft values and lease rates.

     The conditions in the aircraft market depend upon, among other things, the business cycle for the lessees and buyers, as well as general economic conditions worldwide or in specific regions. The condition of the market at the time when any of our aircraft are being marketed for re-lease or sale will affect our ability to re-lease or sell those aircraft on satisfactory terms. Unsatisfactory market conditions, such as those we are currently experiencing, mean that the lease rates and, where applicable, sales proceeds that we obtain are unfavorable and less than those assumed in the 2001 Base Case, resulting in decreased cash flows available to make payments on the notes and certificates. We cannot predict when, if at all for certain aircraft types, the market will recover.

THE AIRCRAFT VALUES AND LEASE RATES FOR AIRCRAFT MAY FLUCTUATE SIGNIFICANTLY BECAUSE OF FACTORS OUTSIDE OUR CONTROL AND AFFECT OUR CASH FLOW.

     Decreases in aircraft values or lease rates cause a decrease in our cash flows. Depending on market conditions, we may be unable to re-lease or sell aircraft on terms that will allow us to make payments on the notes and certificates. Aircraft values and lease rates depend on various factors that are outside our control, including:

     - general economic conditions affecting lessee operations as discussed above, including passenger demand and the cost of fuel and other expenses;

     -  the supply of and demand for used aircraft;

     -  manufacturer production levels and prices for new aircraft;

     -  interest rates, currency exchange rates and credit availability;

     -  retirement and obsolescence of aircraft models;

     -  re-introduction into service of aircraft previously in storage;

     -  governmental regulations; and

     -  lack of capacity in the aircraft traffic control system.

     Additional factors outside our control that may lead to sharp increases or decreases in aircraft values or lease rates for specific aircraft include:

     - manufacturer production levels and competition between aircraft manufacturers, such as the current competition between The Boeing Company and Airbus Industrie, which has led to an increased supply of new aircraft at lower prices;

     - manufacturers merging or leaving the aircraft industry, such as the merger between Boeing and McDonnell Douglas and the bankruptcy of Fokker N.V., which has led to the termination of production of MD and Fokker aircraft and a resulting decrease in the values and lease rates for our MD and Fokker aircraft;

     -  the maintenance and operating history of the aircraft;

     - the number of operators using a particular type of aircraft (which may be reduced by bankruptcy or industry consolidation) and the supply of that type of aircraft;

     - legal or regulatory requirements that prevent re-leasing or selling that type of aircraft;

     -  the discovery of manufacturing defects in an aircraft model; and

     -  new regulatory requirements relating to an aircraft model.

THE CONCENTRATION OF AIRCRAFT TYPES IN OUR PORTFOLIO COULD MAGNIFY THE IMPACT OF DECLINES IN LEASE RATES OR AIRCRAFT VALUES AND ADVERSELY AFFECT OUR CASH FLOW.

     As of March 31, 2003, each of the B737-400, MD-83 and A320-200 models of aircraft comprised more than 10% of our portfolio by appraised value as of January 31, 2003 and, in addition, each of the B737-300, B737-500, B767-300ER, DC8, MD-11 and F-100 models of aircraft comprised more than 5% of our portfolio by appraised value as of January 31, 2003. Furthermore, at March 31, 2003, widebody aircraft comprised more than 15%, and turboprop aircraft comprised more than 5% of our portfolio by appraised value as of January 31, 2003. The concentration on particular models or types of aircraft magnifies the adverse impact to our cash flow of a decline in lease rates or aircraft values for these models or types of aircraft and of specific governmental or technical regulations imposed on those aircraft types. In this connection, we have seen
(x) decreasing popularity of the turboprop aircraft, the cessation of production of MD-83s and MD-11s, the reduction in demand for B767s including in particular B767s powered by Pratt & Whitney engines, and the bankruptcy of Fokker, (y) noise regulations restricting the use of Stage 2 aircraft which, as of March 31, 2003, accounted for approximately 3% of our portfolio by appraised value as of January 31, 2003, and (z) Airworthiness Directives ("ADS") with respect to the MD-80s, MD-11s and B737s, all as described more fully below in "-- The Aircraft, Related Leases and Collateral." These events have caused, and are likely to continue to cause, our overall lease rates and the aircraft values to significantly decrease and may cause us to incur significant costs which would further reduce our cash flow. Given the current oversupply of aircraft, particularly newer types, the market for some of our older types of aircraft such as MD-80s and F-100s may never recover to previous levels.

THE ACTUAL MARKET VALUE OF THE AIRCRAFT MAY BE LESS THAN THE APPRAISED VALUE AND PROCEEDS FROM DISPOSITIONS OF THE AIRCRAFT MAY BE INADEQUATE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     The appraised values of the aircraft are determined based on the assumption that there is an "open, unrestricted stable market environment with a reasonable balance of supply and demand" and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models or manufacturers ceasing production, and expected declines in lease rates. Appraised values for an aircraft do not necessarily reflect the market value for the aircraft at a specific time and you should not rely on appraised values as an indication of the price that we could obtain if we sold an aircraft. The aircraft market is cyclical and there may be imbalances of supply and demand at any one time, especially for specific aircraft types. At the high point in the industry cycle, the current market value of some aircraft may be at or above their appraised values while the current market value of others may be significantly less than their appraised values. At a low point in the industry cycle such as we are experiencing currently, the current market value of most aircraft types is likely to be less, or in many cases, much less, than appraised values and neither market value nor appraised value should be relied upon as a measure of realizable value. If we sell an aircraft to repay the notes, the proceeds may be significantly less than its appraised value. In that case we would have less cash to make payments on the notes to pass through to the certificateholders. Market values may also be affected adversely by poor market lease rates for aircraft at any given time.

SOME OF OUR LESSEES MAY EXERCISE PURCHASE OPTIONS AT PRICES THAT ARE LESS THAN THE PROPORTIONATE SHARE OF THE UNPAID PRINCIPAL OF THE NOTES AND CERTIFICATES ALLOCABLE TO THE RELEVANT AIRCRAFT THEREBY REDUCING CASH AVAILABLE TO US TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     As of March 31, 2003, five lessees had options to purchase a total of 8 aircraft, representing 3.44% of our portfolio by appraised value as of January 31, 2003. It is likely that the purchase prices will be less than the proportionate share of the unpaid principal of the notes and certificates allocable to the aircraft being purchased. If those options are exercised, there could be additional reductions in the amount, or a delay in the timing, of payments on the notes and certificates.

WE MAY BE UNABLE TO REPOSSESS, RE-LEASE OR SELL THE AIRCRAFT IF THE LESSEES DO NOT DISCHARGE LIENS ON THE AIRCRAFT, WHICH WOULD REDUCE CASH AVAILABLE TO US TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     Liens which secure the payment of airport taxes, customs duties, air navigation charges, landing charges, crew wages, repairer's charges or salvage may attach to the aircraft in the normal course of operations. The sums which these liens secure may be substantial and could exceed the value of the aircraft. In some jurisdictions, a holder of aircraft liens may have the right to detain, sell or cause the forfeiture of the aircraft. While our lessees are generally required to discharge all liens arising during the term of their leases, their failure to discharge any liens may impair our ability to repossess, re-lease or sell the aircraft if the lessee defaults, which could have an adverse effect on our cash flow.

OUR LESSEES MAY FAIL TO MAINTAIN REGISTRATION OF OUR AIRCRAFT, WHICH MAY AFFECT THEIR ABILITY TO MAKE PAYMENTS TO US AND REDUCE OUR CASH AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     All aircraft in operation must be duly registered with an appropriate aviation authority. If any lessee fails to maintain a valid registration of an aircraft, the lessee operator or, in some cases, the owner or lessor may be subject to penalties which may result in a lien being placed on the aircraft. Loss of registration could also have other adverse effects, including grounding of the aircraft and loss of insurance, which may prevent the aircraft from generating cash flow and have an adverse effect on our ability to make payments on the notes and certificates.

THE AVAILABILITY OF NEW, MORE TECHNOLOGICALLY ADVANCED AIRCRAFT MAY IMPAIR OUR ABILITY TO RE-LEASE OR SELL AIRCRAFT AND REDUCE OUR CASH AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     The availability of newer, more technologically advanced aircraft could adversely affect our ability to re-lease or sell our aircraft because lessees and buyers of used aircraft tend to favor these newer, more technologically advanced models. Within the last two years demand for some older narrowbody Stage 3 aircraft, which make up a significant proportion of our portfolio, has been adversely affected by the availability of new generation narrowbody Stage 3 aircraft. Although this risk is common to all aircraft lessors, it is particularly significant for us because we have a comparatively older portfolio and will need to re-lease all of our aircraft at least once before the final maturity date of the certificates. Our ability to manage these technological risks through modifications to aircraft and sales of aircraft is limited by the significant costs of modifications and by the restrictions imposed on modifications to and sale of aircraft under the indentures.

     In addition, in light of the age of our fleet, should the current oversupply of aircraft continue in the longer term, certain of our aircraft may become obsolete earlier than the useful life expectancies assumed in the 2001 Base Case and/or we may be unable to realize the residual values assumed in the 2001 Base Case at the end of the useful lives of certain of our aircraft.

INCREASED REGULATION OF THE AIRCRAFT INDUSTRY MAY CAUSE US TO INCUR MORE EXPENSES OR MAY IMPAIR OUR ABILITY TO RE-LEASE OR SELL AIRCRAFT AND REDUCE OUR CASH AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     The aircraft industry is heavily regulated and aviation authorities may adopt additional regulations in jurisdictions where our aircraft are registered or operate. In particular, governmental regulations, especially in North America and Europe, impose increasingly strict noise and emissions levels and enhanced safety and security requirements for aircraft, such as fire safety insulation, traffic collision avoidance systems and emergency locator transmitters. We may have to incur significant costs in order to comply with additional regulations. In addition, because our portfolio is composed of a significant number of older aircraft and we have a heavy concentration of some types of aircraft, increasingly stringent noise or emissions regulations that disproportionately affect older aircraft or particular types of aircraft, could have a significant adverse impact on our results. We could incur significant costs in order to comply with these regulations and aircraft that fail to comply with noise or emissions regulations could be prohibited from flying into some jurisdictions, which would adversely affect their values and lease rates. We will also incur significant costs in connection with other U.S. Federal Aviation Administration ("FAA") regulations. For example, it will cost an estimated $13.3 million to comply with the MD-11 and MD-80 fire safety regulations, $4.5 million of which has been incurred to date in relation to ten aircraft.

RISKS RELATING TO THE LEASES AND CASH FLOWS FROM LEASE PAYMENTS

THE RENTAL PAYMENTS AND SALE PROCEEDS FROM THE AIRCRAFT MAY NOT BE ADEQUATE TO SUPPORT THE REQUIRED PAYMENTS ON THE NOTES AND CERTIFICATES.

     Our primary sources of cash flow are payments under the leases and proceeds from the sale of aircraft. This cash flow is affected by our ability to manage maintenance and other costs, collect payments under the leases and maintain a constant stream of cash flows by re-leasing aircraft upon lease expiration or termination and by selling aircraft on favorable terms. It is also dependent on factors outside our control, such as performance by the lessees and the service providers, exercise by lessees of any purchase or early termination options, and external economic factors such as those discussed above under "Risk Factors -- Risks Relating to the Aircraft." It is therefore likely that we will not have enough funds from these rental payments and sale proceeds to make payments in full on the notes and certificates.

     We have already executed a substantial number of rental restructurings, typically involving the rescheduling of rental payments over a specified period and/or the reduction of current rentals usually in return for extensions of the relevant leases. These arrangements sometimes include forgiveness of amounts in respect of rental arrears. While the servicer attempts to limit concessions, the current worldwide commercial aircraft market is characterized not only by a large number of weak lessees, but also by overcapacity of available aircraft in almost every aircraft category and restructuring of leases is often the only way to keep our aircraft in use and earning revenues. Reduced rentals as a result of restructurings have already adversely affected and will continue to adversely affect our ability to make payments on the notes and certificates.

     The appraised value of our portfolio has declined at a rate greater than that originally expected in our 1996 Base Case and our overall cash performance has been weaker than was assumed in the 2001 Base Case. These factors, which were exacerbated by the events of September 11, 2001 and the subsequent and continuing political and economic fallout have led to the downgrading of all of the certificates. If these conditions continue, cash flow available to make payments on the notes and certificates will be reduced with the potential consequences described above under "-- Risks Relating to Payment on the Notes and Certificates."

OUR OPERATIONAL AND FINANCIAL RESTRICTIONS MAY AFFECT OUR ABILITY TO COMPETE AND MAINTAIN THE CASH FLOW TO REPAY THE NOTES AND CERTIFICATES.

     The indentures and constitutive documents of Airplanes Limited and Airplanes Trust impose restrictions on how we operate our business. These restrictions may limit our ability to compete against other lessors who are not subject to similar restrictions or who have greater financial resources than we do. For example, we are not permitted to grant concessionary rental rates to airlines in return for equity investments in the airlines. Additionally, we cannot sell aircraft at prices below a specified target price except in limited circumstances and in limited aggregate amounts, which may restrict our ability to sell aircraft to generate cash flow. For example, the current market value of our MD-11s is below the specified target sales price, which prevents us from selling these aircraft in compliance with the indenture requirements. See "The Aircraft, Related Leases and Collateral -- The Lessees -- Commercial Opportunities for our MD-11 Aircraft" below for more information on our MD-11 aircraft. There are also restrictions on potential lessees and limits on leasing to lessees in particular geographic regions. Many competing aircraft lessors do not operate under similar restrictions or have a stronger financial position or other strengths and therefore have a competitive advantage over us when negotiating leases and sales. These restrictions could adversely affect the amount and timing of cash flows and payments on the notes and certificates.

     As further discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments", we have resolved to undertake a consent solicitation seeking to amend the indentures to permit sales below note target price where the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust, as applicable have unanimously confirmed that such a sale is in the best interests of Airplanes Group and the noteholders and certain other conditions are met.

     Whilst we expect that such an amendment of the indentures should help us generate cash sales proceeds for aircraft that have little, if any, economic future and enable us to eliminate expenditures on storage, insurance and maintenance for those aircraft, any such sales will not yield proceeds which are equivalent to a proportionate amount of the notes and certificates.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT FUNDS TO REPAY THE NOTES AND CERTIFICATES IF WE CANNOT RE-LEASE AIRCRAFT QUICKLY AND ON FAVORABLE TERMS.

     We may not be able to re-lease the aircraft upon expiration or termination of the leases without incurring significant downtime. If we cannot quickly re-lease the aircraft, or if we cannot obtain favourable rates and lease terms for the aircraft, our cash flow could be negatively affected. Our ability to re-lease aircraft at acceptable lease rates and terms may suffer because of a number of factors, including:

     -  economic conditions affecting the airline industry;

     - the supply of competing aircraft and demand for particular aircraft types;

     - increased bargaining power of lessees as they join global alliances with other airlines;

     - reduced number of potential lessees as airlines consolidate or file for bankruptcy;

     -  competition from other lessors; and

     -  restrictions on our flexibility imposed by the indentures.

     For the reasons discussed above and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" the airline industry is suffering some of the worst times in aviation history. Our cashflows are suffering as a result of an oversupply of aircraft for lease, increased aircraft downtime and an overall decline in lease rates. We cannot predict when, if at all for certain aircraft types, the market will recover to previous levels.

     The following table shows the number and type of aircraft as of March 31, 2003 that we must re-lease during the next five years. The table assumes that
(1) no lease terminates early, (2) there are no sales of aircraft and (3) existing letters of intent will result in leases. Additional aircraft may need to be re-leased if they become available through early terminations, if letters of intent do not result in leases or if new leases are for short terms.

   AIRPLANES GROUP EXPECTED LEASE PLACEMENT REQUIREMENT AS OF MARCH 31, 2003

                                                                  YEAR ENDING DECEMBER 31,
                                                            ------------------------------------
AIRCRAFT TYPE                                               2003    2004    2005    2006    2007
-------------                                               ----    ----    ----    ----    ----
A300-B4-200.............................................      1       1      --      --      --
A300-C4-200.............................................     --      --       1      --      --
A320-200................................................      1       4      --      --       1
ATR42-300...............................................      2       2      --      --      --
B737-200A...............................................      3       4       4       4      --
B737-300................................................      3      --       1       4       2
B737-400................................................      1      10       5       3       2
B737-500................................................      3       2       1       3       2
B747-200SF..............................................     --      --      --      --       1
B757-200................................................     --      --       2       1      --
B767-200ER..............................................     --      --      --       1      --
B767-300ER..............................................     --      --       4      --      --
DC8-71F.................................................      6       4       2      --       5
DC8-73F.................................................      1      --      --      --      --
DC9-32..................................................      5      --      --      --      --
DC9-51..................................................      1      --      --      --      --
DHC8-100................................................      2       2       2      --      --
DHC8-300................................................      7       2       1      --       2
DHC8-300C...............................................     --       2      --      --      --
F-100...................................................     --      --       8      --       6
MD-11...................................................     --       3      --      --      --
MD-82...................................................     --      --      --       2      --
MD-83...................................................      4       7       5       2       3
MD-87...................................................     --       1      --      --      --
METRO-III...............................................      3      --      --      --      --
                                                            ---     ---     ---     ---     ---
Total...................................................     43      44      36      20      24
                                                            ===     ===     ===     ===     ===

     Our longest lease is scheduled to expire in November 2012. Therefore we will be required to re-lease all of our aircraft at least once before the final maturity date for the certificates. We currently expect that the majority of our fleet will prove difficult to re-lease because of the factors noted above particularly turboprop aircraft, older widebody aircraft, Stage 2 aircraft and some older Stage 3 narrowbody aircraft. If we cannot on a timely basis re-lease the aircraft that are coming off lease or can only re-lease them at lease rates lower than the lease rates assumed in our 2001 Base Case, cash flow available to make payments on the notes and certificates will be reduced with the potential consequences described above under "-- Risks Relating to Payment on the Notes and Certificates." There are currently 41 aircraft which are scheduled to come off lease within a year from March 31, 2003. Our forecasts assume that future lease rates for many of these aircraft will be significantly lower than currently contracted rates.

WE MAY NOT BE ABLE TO OBTAIN REQUIRED LICENSES, CONSENTS AND APPROVALS, AND CONSEQUENTLY OUR CASH FLOW MAY BE REDUCED.

     A number of lessees require specific licenses, consents or approvals for different aspects of the lease. These include consents from governmental or regulatory authorities to make payments under the leases and to the import, re-export or de-registration of the aircraft. If we cannot obtain the required governmental licenses, consents and approvals, if these requirements are increased by subsequent changes in applicable law or administrative practice, or if the licenses, consents or approvals are withdrawn, we may be unable to re-lease or sell our aircraft. In that case, our cash flow would be further reduced thereby adversely affecting our ability to make payments on the notes and certificates.

LESSEES MAY NOT PERFORM REQUIRED AIRCRAFT MAINTENANCE, CAUSING THE AIRCRAFT VALUES AND LEASE RATES TO DECLINE AND THEREBY REDUCING OUR CASH FLOW.

     The standard of maintenance observed by our lessees and the condition of the aircraft at the time of lease or sale may also affect the aircraft values and lease rates on our aircraft. If a lessee fails to perform required or recommended maintenance on an aircraft during the term of the lease or does not comply with all applicable governmental requirements, the aircraft could be grounded and we may incur substantial costs to restore the aircraft to an acceptable maintenance condition before its re-lease or sale. Also, an increasing number of lessees no longer provide any cash maintenance reserves. If the lessees do not perform their maintenance obligations in any month, or if the maintenance costs for any month exceed the maintenance payments made by the lessees or are more than our maintenance reserves, we will have to fund these maintenance costs out of cash flow from the leases for that month. As a result, our cash flow may be volatile from month to month and it may harm our ability to make payments on the notes and certificates after paying significant maintenance costs, especially as the aircraft age.

OUR AIRCRAFT INSURANCE MAY NOT BE AVAILABLE OR MAY NOT BE ADEQUATE TO COVER THE LOSSES OR LIABILITIES WE INCUR, REDUCING CASH OTHERWISE AVAILABLE TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     Our lessees are required under the leases to maintain property and liability insurance covering their operation of the aircraft and to indemnify us against any damages. Although we believe that the required levels of insurance are prudent and reasonable in the context of industry experience and practice, we cannot guarantee that losses and liabilities from one or more aviation accidents and other catastrophic events will not exceed the insurance coverage limits. If the proceeds of insurance held by the lessees or contingent policies held by us do not cover the losses or liabilities we incur, or if our lessees default in fulfilling their insurance or indemnification obligations, we would have to cover these losses or liabilities which would reduce cash flow available to make payments on the notes and certificates.

     The effects of the events of September 11, 2001, have included, amongst other things, increased insurance premiums required by the insurance markets. In particular, airlines worldwide continue to experience difficulties in maintaining war insurance cover and some other types of insurance cover in the amounts required under their leases with us and other lessors. These insurance issues have been mitigated in certain jurisdictions by a number of temporary government schemes and the emergence of a limited available insurance market, however, failure by a lessee to obtain adequate insurance cover as required under its lease could result in the relevant aircraft being grounded. This would likely reduce our cash flows if, as a result, aircraft were returned early and/or we do not receive rental payments from lessees which are affected by such developments.

OUR HEDGING POLICY MAY NOT ADEQUATELY MANAGE OUR INTEREST RATE RISKS, INCLUDING THE ASSOCIATED LESSEE CREDIT RISKS, AND WE MAY NOT BE ABLE TO PURCHASE AN ADEQUATE PORTFOLIO OF SWAPTIONS IF REQUIRED TO MITIGATE OUR INTEREST RATE RISKS, INCLUDING THE ASSOCIATED LESSEE CREDIT RISKS. IN THIS CASE, THERE COULD BE A MISMATCH BETWEEN OUR FIXED AND FLOATING RATE ASSETS AND LIABILITIES WHICH COULD REDUCE OUR CASH FLOW.

     We manage our interest rate risks, including the associated lessee credit risks, through the use of swaps and, as necessary, swaptions which we enter into with third parties. However, our hedging policy may not adequately manage these risks. Following consultation with the rating agencies in the year ended March 31, 2002, it is not currently proposed to purchase any further swaptions primarily due to the low interest rate environment and our current cash flow performance. If we do resume hedging through swaptions, we may have insufficient cash flow available to purchase the total amount of any swaptions required. In light of our current financial condition and our current or future ratings, we may also be unable to find counterparties willing to enter into swaps with us. If our hedging policy does not adequately manage our interest rate risks, including the associated lessee credit risks, we cannot find swap counterparties or we do not have sufficient cash flow to purchase the total amount of any swaptions required, a mismatch between our fixed and floating rate interest obligations and fixed and floating rate lease receipts may arise, which could harm our cash flow and adversely affect our ability to make payments on the notes and certificates.

     See "Item 7A. Quantitative and Qualitative Disclosures about Market Risks -- Interest Rate Risk and Management" for a discussion of changes we have made to our hedging policy.

WITHHOLDING TAXES MAY BE IMPOSED ON LEASE RENTALS, INCREASING OUR COSTS AND REDUCING OUR CASH FLOW.

     We have tried to structure our leases so that either withholding taxes do not apply to lease payments or, if withholding taxes do apply, the lessees are obliged to pay corresponding additional amounts so that we always receive the full lease payment. However, if withholding taxes must be paid and we cannot recover additional amounts from the lessees, that would further reduce funds available to make payments on the notes and certificates.

RISK OF LESSEE DEFAULT

LESSEES IN WEAK FINANCIAL CONDITION COULD FAIL TO MAKE LEASE PAYMENTS, CAUSING OUR REVENUES TO FALL BELOW THE LEVEL REQUIRED TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     There is a significant risk that lessees in weak financial condition may default on their obligations under the leases. If lessees do not make rent and maintenance payments or are significantly in arrears, we will have less cash flow available to make payments on the notes and certificates. The ability of each lessee to perform its obligations under its lease depends primarily on its financial condition, which may be affected by many factors beyond its control, including competition, fare levels, passenger demand, currency exchange rates, operating costs (including fuel and labor costs), cost and availability of financing, and environmental and other governmental regulation. Because a substantial portion of business and, especially, leisure airline travel is discretionary, the general economic conditions of the geographic regions where our lessees operate also affects their ability to meet their lease obligations. Since the majority of our leases require lease payments in U.S. dollars, any weakness in the local currency in which a lessee operates against the U.S. dollar could also adversely affect its ability to pay us.

     The prolonged downturn in the airline industry has resulted in a number of airlines experiencing severe financial difficulties. Two major European carriers (Sabena and Swissair) have since filed for bankruptcy, two major US carriers (US Airways and United) have filed for bankruptcy and two of our lessees (one Canadian and one Colombian) together representing 14.84% of our portfolio by appraised value as of January 31, 2003, have also filed for bankruptcy. Other major European and American carriers continue to announce large losses. We have agreed to rental holidays, rental restructurings, the early return of aircraft and similar measures for a number of lessees. You should expect that some of our current or future lessees will continue to be in a weak financial position, and a sizeable proportion of our lessees will continue to be in significant arrears on their rental or maintenance payments at any particular time.

     The current level of defaults and arrears may not even be representative of future defaults and arrears, and defaults and arrears may increase if the airline industry faces continued difficulties. Some regions where our lessees are based, such as Asia or Latin America, may be more susceptible than others to economic downturns. See "-- The Aircraft, Related Leases and Collateral -- The Lessees" below for a more detailed discussion of the regional concentrations of our lessees and economic conditions which may impact their financial condition and ability to perform their obligations to us. Whatever the cause, any financial weakness on the part of our lessees may result in reduced cash flows available to us to make payments on the notes and certificates.

WE MAY NOT BE ABLE TO TERMINATE LEASES OR REPOSSESS AIRCRAFT WHEN A LESSEE DEFAULTS, CAUSING US TO INCUR UNEXPECTED REPOSSESSION COSTS THAT REDUCE OUR CASH FLOW.

     If there is an event of default under a lease, we have the right to terminate the lease and repossess the aircraft. However, it may be difficult, expensive and time-consuming for us to enforce our rights in some circumstances, especially if the lessee contests the termination or is bankrupt or under court protection. Delays resulting from proceedings to repossess an aircraft add to the period when the aircraft is not generating cash flow for us. In addition, we may incur significant costs in trying to repossess an aircraft and in performing maintenance and other work necessary to make the aircraft available for re-lease or sale, including retrieval or reconstruction of aircraft records. We may also incur swap breakage costs. Our efforts to repossess an aircraft following a lessee's default may also be limited by the laws of the local jurisdiction which may delay or prevent repossession. If we do terminate a lease and repossess the aircraft, we may be unable to re-lease the aircraft promptly and/or at a satisfactory lease rate. All of this may adversely affect the cash flow available to make payments on the notes and certificates.

RISKS RELATING TO TAX

OWNING THE CERTIFICATES MAY HAVE TAX CONSEQUENCES FOR CERTIFICATEHOLDERS AND MAY REDUCE CERTIFICATEHOLDERS' INCOME.

     Ownership of the certificates may subject certificateholders to withholding of income taxes in the United States, Jersey or other jurisdictions in which Airplanes Group, its aircraft-owning and aircraft-leasing subsidiaries and the lessees are organized, reside or operate. The tax consequences of the purchase of the certificates depend to some extent upon certificateholders' individual circumstances.

PRE-1998 AEROUSA LOSSES MAY NOT BE AVAILABLE TO OFFSET FUTURE TAXABLE INCOME OF AEROUSA, AS A RESULT OF WHICH AEROUSA MAY HAVE TO PAY ADDITIONAL U.S. FEDERAL INCOME TAX AND HAVE LESS CASH FLOW TO PAY AIRPLANES TRUST WHICH WILL HAVE LESS CASH TO MAKE PAYMENTS ON THE NOTES AND CERTIFICATES.

     AeroUSA had net operating loss carryforwards for U.S. federal income tax purposes when GE Capital acquired all of the class E notes on November 20, 1998. As a result of that acquisition, AeroUSA's pre-1998 net operating loss carryforwards may only be utilized to offset up to $452,000 of taxable income per year and possibly to offset certain "built in" gains (which existed at the time of the acquisition) on aircraft sold prior to November 20, 2003. To the extent that the pre-1998 net operating loss carryforwards are not available to offset taxable income of AeroUSA in future years, AeroUSA will be required to pay additional U.S. federal income tax which will reduce the amount available to pay to Airplanes Trust and which will have a negative impact on the cash flow of Airplanes Trust available to make payments on the notes and certificates.

AEROUSA MAY INCUR ADDITIONAL TAX LIABILITIES AS A RESULT OF FILING CONSOLIDATED TAX RETURNS WITH GENERAL ELECTRIC COMPANY ("GE") OR DEBIS AIRFINANCE, INC. THERE WILL BE A NEGATIVE IMPACT ON THE CASH FLOW OF AIRPLANES GROUP IF AEROUSA INCURS ANY SUCH LIABILITIES.

     AeroUSA and its wholly owned subsidiary, AeroUSA 3 Inc. (together, the "AEROUSA GROUP"), filed U.S. federal consolidated tax returns and certain state and local tax returns with GPA, Inc. (now known as debis AirFinance, Inc.) and its subsidiaries (together, the "DEBIS AIRFINANCE U.S. TAX GROUP") through November 20, 1998. Since November 20, 1998, the AeroUSA group has filed U.S. federal consolidated tax returns and certain state and local tax returns with GE and its subsidiaries (together, the "GE U.S. TAX GROUP"). As members of the consolidated tax groups, the AeroUSA group is jointly and severally liable for the applicable U.S. federal or state and local tax liabilities of the debis AirFinance U.S. tax group for the period through November 20, 1998 and of the GE U.S. tax group for the period since November 20, 1998. There are ongoing U.S. federal, state and local tax audits with respect to taxes previously reported by the debis AirFinance U.S. tax group.

     GE, AeroUSA and Airplanes Trust have entered into a tax sharing agreement pursuant to which GE has agreed to indemnify members of the AeroUSA group against any U.S. federal, state or local tax liabilities of any member of the GE U.S. tax group (other than an AeroUSA group member) which are imposed on the AeroUSA group that are related to any tax period or portion of a tax period beginning after November 20, 1998 and are tax liabilities that the AeroUSA group would not have incurred if they were not members of the GE U.S. tax group. Furthermore, under this tax sharing agreement, (1) AeroUSA has agreed to pay GE (in cash if a payment is then due by the GE U.S. tax group to a tax authority, otherwise in the form of subordinated non-interest bearing notes) its share of tax liabilities based on the amount of tax liabilities that the AeroUSA group would have incurred if it were not included in the GE U.S. tax group and (2) GE has agreed to pay AeroUSA, at the time such tax savings are realized, an amount equal to any tax savings by any member of the GE U.S. tax group (other than a member of the AeroUSA group) for any tax period after November 20, 1998 as a result of any tax asset generated by the AeroUSA group. Similar provisions contained in a tax sharing agreement between GPA Group (now known as debis AirFinance Ireland), GPA, Inc. (now known as debis AirFinance, Inc.), AeroUSA and Airplanes Trust which terminated on November 20, 1998 remain applicable in respect of tax periods ending on or before November 20, 1998.

     The receipt by Airplanes Trust or AeroUSA of any amounts from GE, debis AirFinance Ireland or debis AirFinance, Inc., as applicable, pursuant to the tax sharing agreements will depend upon the financial condition and liquidity of GE, debis AirFinance Ireland or debis AirFinance, Inc., as applicable, at the time any claim is made. To the extent any tax claims are successfully made against the AeroUSA group and those amounts are not indemnified by GE, debis AirFinance Ireland or debis AirFinance, Inc. under the relevant tax sharing agreements, those claims will have a negative impact on the cash flow available to Airplanes Group to make payments on the notes and certificates. In addition, because the notes and certificates are not secured directly or indirectly by the aircraft or the leases, substantially all of the assets of the AeroUSA group, including the aircraft, would be available for attachment and satisfaction of any of those claims.

AIRPLANES LIMITED, AIRPLANES HOLDINGS AND AIRPLANES HOLDINGS' NON-U.S. SUBSIDIARIES MAY BE SUBJECT TO U.S. FEDERAL INCOME TAX AS A RESULT OF ACTIONS OF THE SERVICER OR ADMINISTRATIVE AGENT OR, IN THE CASE OF AIRPLANES HOLDINGS AND ITS IRISH TAX RESIDENT AIRCRAFT OWNING SUBSIDIARIES, BECAUSE THEY MAY NOT BENEFIT FROM THE U.S.-IRISH TAX TREATY, WHICH WOULD NEGATIVELY AFFECT THEIR CASH FLOW.

     Whether Airplanes Limited, Airplanes Holdings and Airplanes Holdings' non-U.S. subsidiaries will be subject to U.S. federal income tax may depend on the manner in which the activities of the servicer and administrative agent are performed, and in the case of Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries, will depend on qualification for the benefits of the income tax treaty between the United States and Ireland (the "TREATY").

     Prior to GE Capital's acquisition of the class E notes, Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries qualified for treaty benefits by virtue of a ruling obtained by AerFi Group (now known as debis AirFinance Ireland) from the U.S. competent authority, which applied to AerFi Group and its qualified affiliates. Following the acquisition of the class E notes by GE Capital, Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries ceased to be affiliates of AerFi Group. Airplanes Holdings applied for its own ruling on similar grounds to those on which the AerFi Group ruling was based. On October 20, 2001, the ruling by the U.S. competent authority was granted to Airplanes Holdings and its Irish tax resident aircraft owning subsidiaries. There can be no assurance that the activities of the servicer or the administrative agent will not subject Airplanes Limited, Airplanes Holdings and Airplanes Holdings' non-U.S. subsidiaries to U.S. federal income tax on some or all of their income in the future.

     In the event that Airplanes Limited, Airplanes Holdings or Airplanes Holdings' non-U.S. subsidiaries are subject to U.S. federal income tax on some or all of their income, the cash flow available to make payments on the notes and certificates would be reduced.

THE OPERATIONS OF AIRPLANES LIMITED, AIRPLANES TRUST AND AEROUSA MAY BECOME SUBJECT TO IRISH CORPORATE TAXES WHICH WOULD REDUCE THEIR CASH FLOWS.

     Airplanes Limited, Airplanes Trust and AeroUSA do not intend to be treated as doing business in Ireland and, therefore, do not expect to be subject to Irish corporate tax. However, if their operations differ from those intended, they could become subject to Irish taxes.

WE WILL NOT PAY ANY ADDITIONAL AMOUNTS TO MAKE UP FOR ANY WITHHOLDING TAX THAT MAY APPLY AND REDUCE THE AMOUNTS CERTIFICATEHOLDERS RECEIVE.

     We will not make any additional payments to certificateholders for any withholding or deduction required by applicable law on payments on either the notes or the certificates. We will use reasonable efforts to avoid the application of withholding taxes or other deductions. If withholding taxes cannot be avoided, however, we have the right to redeem the notes and certificates. If we do not redeem them, which is likely given our current financial condition, we will reduce the net amount of interest that is passed through to certificateholders by the amount of any withholding or deduction.

WE MAY LOSE IRISH CORPORATE TAX BENEFITS WHICH WOULD REDUCE OUR CASH FLOW AND IMPAIR OUR ABILITY TO REPAY THE NOTES AND CERTIFICATES.

     Airplanes Limited owns 95% of the capital stock of Airplanes Holdings and GECAS owns the remaining 5%. The 5% shareholding by GECAS is intended to entitle Airplanes Holdings and some of its Irish tax-resident subsidiaries to continue to be eligible for a reduced rate of corporate tax and other corporate tax benefits for Shannon, Ireland certified companies, including a preferential 10% corporate tax rate. If GECAS reduces or relocates its operations for any reason so that it fails to maintain, among other things, specified employment levels in Ireland, or if GECAS resigns or its appointment is terminated in accordance with the terms of the servicing agreement, then Airplanes Holdings and those other companies (a) may become subject to Irish corporate taxation at general Irish statutory rates, which are currently 12.5% for 2003 and subsequent years, and
(b) may lose the ability to deduct interest payments to Airplanes Limited from their income in calculating their liability to Irish tax. The loss of these tax benefits would likely have a materially adverse effect on Airplanes Limited's ability to make payments on its notes and guarantees.

     Upon the scheduled termination of the preferential 10% tax rate on December 31, 2005, Airplanes Holdings and its Irish tax resident subsidiaries will become subject to Irish corporate tax on their net trading income, which would include leasing income, at a 12.5% tax rate as provided for in the Irish Finance Act of 1999. There can be no assurance that this tax rate will not be changed in the future.

RISKS RELATING TO BANKRUPTCY

OUR ASSETS MAY BE CONSOLIDATED WITH THOSE OF DEBIS AIRFINANCE IRELAND OR ITS SUBSIDIARIES IF THEY BECOME BANKRUPT OR INSOLVENT, LEAVING FEWER ASSETS AVAILABLE TO REPAY THE CERTIFICATES.

     We have taken steps to structure Airplanes Group and our transactions, especially the 1996 transaction whereby we acquired our portfolio of aircraft from GPA Group (now known as debis AirFinance Ireland), to ensure that our assets would not be consolidated with the assets of debis AirFinance Ireland and would not become available to debis AirFinance Ireland's creditors in any bankruptcy or insolvency proceeding involving debis AirFinance Ireland or any of its affiliates. If debis AirFinance Ireland or any of its subsidiaries becomes bankrupt or insolvent, there is a legal risk that a court or other authority could decide that these steps were not effective to insulate our assets from debis AirFinance Ireland's assets or that debis AirFinance Ireland's transfer of aircraft to us in 1996 was improper. As a result, the aircraft and our other assets could become available to repay debis AirFinance Ireland's creditors and we could lose all of our rights in the aircraft and our other assets. If that happens, we would have less cash flow available to make payments on the notes and certificates.

THE AIRCRAFT, RELATED LEASES AND COLLATERAL

OVERVIEW

     As of March 31, 2003, our portfolio comprised a total of 179 aircraft, of which 158 aircraft were on lease to 55 lessees in 31 countries and 21 aircraft were off-lease. At March 31, 2003, two of these off-lease aircraft were subject to letters of intent for lease and one was subject to a lease contract. As of the date of this Form 10-K, one of the aircraft subject to letter of intent for lease had delivered to the lessee and one letter of intent for lease had expired without going to contract but this aircraft has since become subject to a new letter of intent for lease, and the aircraft subject to a lease contract had delivered to the lessee. Three of the eighteen unplaced off-lease aircraft had become subject to letters of intent for lease, one had become subject to a lease contract, two aircraft had become subject to a contract for sale, one aircraft had been sold and the remaining eleven aircraft were available for marketing. Since March 31, 2003, a further five aircraft have become off-lease and are available for marketing. As of March 31, 2003, the weighted average remaining contracted lease term of our portfolio (by appraised value as of January 31, 2003 and without giving effect to purchase options or extension options) was 24 months. Our longest lease is scheduled to expire in November 2012. Therefore we will be required to re-lease all of our aircraft at least once before the final maturity date of the certificates. See "Risk Factors -- Risks Relating to the Leases and Cash Flows for Lease Payments" for a description of the risks certificateholders could face if aircraft are not re-leased.

APPRAISALS

     Under the indentures, we are required, at least once each year and in any case no later than March 1 of each year, to deliver to the indenture trustee appraisals of the value of each of the aircraft in our portfolio from at least three independent appraisers. This value (the "APPRAISED VALUE") for each aircraft is the value for that aircraft at normal utilization rates in an open, unrestricted and stable market, adjusted to take account of the reported maintenance standard of that aircraft, except for the aircraft that are subject to finance leases, which are valued at their lease receivable book values. The appraisals are not based on physical inspection of the aircraft and do not take into account the value of the leases, maintenance reserves or security deposits.

     For the appraisals as of January 31, 2003, we obtained independent appraisals from three independent appraisers and calculated the appraised value of each aircraft by taking the average of the three appraisals. On this basis, the average appraised value for our portfolio of 179 aircraft was approximately $2,422.9 million as of January 31, 2003, as compared to $2,772.7 million for the same 179 aircraft based on appraisals as of January 31, 2002.

     The appraised value of each aircraft in our portfolio by each of the three independent appraisers as of January 31, 2003 can be found in "Airplanes Group Portfolio Analysis" below. The aggregate appraised values calculated by each of the three independent appraisers for our portfolio, calculated by adding up the appraised value by that appraiser of each aircraft in our portfolio, are as follows:

                                                                      AGGREGATE
                                                                   APPRAISED VALUE
APPRAISER                                                       AS OF JANUARY 31, 2003
---------                                                       ----------------------
                                                                    (IN MILLIONS)
Airclaims Limited...........................................           $2,177.9
Aircraft Information Services, Inc..........................            2,328.8
BK Associates, Inc..........................................            2,762.1

Average of three appraisers.................................           $2,422.9

     You should not rely on the appraised value as a measure of the realizable value of any aircraft. See "Risk Factors -- Risks Relating to the Aircraft" for a discussion of the risks associated with the appraised value.

PORTFOLIO INFORMATION

     The tables set forth below summarize important information about our portfolio. For a more detailed analysis of the aircraft, see "--Airplanes Group Portfolio Analysis" below.

     As of March 31, 2003, 97.47% of the aircraft in our portfolio by appraised value as of January 31, 2003 held or were capable of holding a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention or have been shown to comply with the Stage 3 noise levels set out in
Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations (assuming for this purpose that turboprop aircraft are Stage 3 aircraft). We refer to this as being "STAGE 3" compliant and call these aircraft "STAGE 3 AIRCRAFT."

     The remaining 2.53% of the aircraft by appraised value as of January 31, 2003 held or were capable of holding a noise certificate issued under Chapter 2 of the Chicago Convention or have been shown to comply with the Stage 2 noise levels set out in Section 36.5 of Appendix C of Part 36 of the United States Federal Aviation Regulations but do not comply with the requirements for a Stage 3 aircraft. We refer to this as being "STAGE 2" compliant and call these aircraft "STAGE 2 AIRCRAFT." Most jurisdictions have adopted these U.S. classifications, which consider Stage 2 aircraft that have been hushkitted to be Stage 3 aircraft. For purposes of the table below, Stage 2 aircraft that have been hushkitted are considered to be Stage 3 aircraft and referred to as "STAGE 3HK."

     The following table lists the aircraft by type and number as of March 31, 2003 and the percentage of our portfolio they represent by appraised value as of January 31, 2003. For the purpose of this table, turboprop aircraft are considered to be Stage 3 aircraft.

                                                                                      % OF PORTFOLIO BY
                                                                                      APPRAISED VALUE AS
                                                     NUMBER OF                          OF JANUARY 31,
MANUFACTURER                      TYPE OF AIRCRAFT   AIRCRAFT    BODY TYPE    STAGE          2003
------------                      ----------------   ---------   ----------   -----   ------------------
Boeing (48.98%).................  B737-200A              13      Narrowbody      2            1.44
                                   B737-200A              2      Narrowbody    3hk            0.29
                                   B737-300               8      Narrowbody      3            5.67
                                   B737-300QC             2      Narrowbody      3            1.17
                                   B737-400              22      Narrowbody      3           18.66
                                   B737-500              11      Narrowbody      3            7.74
                                   B747-200SF             1      Freighter       3            0.81
                                   B757-200               3      Narrowbody      3            3.87
                                   B767-200ER             1      Widebody        3            1.51
                                   B767-300ER             4      Widebody        3            7.82
McDonnell Douglas (27.29%)......  DC8-71F                17      Freighter       3            6.95
                                   DC8-73CF               1      Freighter       3            0.55
                                   DC9-32                 5      Narrowbody      2            0.36
                                   DC9-51                 1      Narrowbody      2            0.06
                                   MD-11                  3      Widebody        3            5.94
                                   MD-82                  2      Narrowbody      3            0.84
                                   MD-83                 23      Narrowbody      3           12.21
                                   MD-87                  1      Narrowbody      3            0.38
Airbus (12.81%).................  A300-B4-200             2      Widebody        2            0.41
                                   A300-C4-200            1      Widebody        2            0.33
                                   A320-200              12      Narrowbody      3           12.07
Fokker (5.31%)..................  F-100                  16      Narrowbody      3            5.31
De Havilland of Canada            DHC8-100                6      Turboprop       3            0.95
  (4.84%).......................   DHC8-300              13      Turboprop       3            3.39
                                   DHC8-300C              2      Turboprop       3            0.50
ATR (0.66%).....................  ATR42-300               4      Turboprop       3            0.66
Fairchild (0.11%)...............  METRO-III               3      Turboprop       3            0.11
                                                        ---                                 ------
  Total.........................                        179                                 100.00%
                                                        ===                                 ======

     The following table sets forth the exposure of our portfolio by lessee as of March 31, 2003 according to the number of aircraft and the appraised value as of January 31, 2003.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
LESSEE(1)                                                       AIRCRAFT            2003
---------                                                       ---------    ------------------
Air Canada Capital Limited..................................         8               9.83%
Viacao Aerea Rio-Grandense S.A. (VARIG).....................         3               5.94
Turk Hava Yollari A.O. (THY Turkish Airlines)...............         7               5.88
Aerovias Nacionales de Colombia S.A. (AVIANCA)..............         6               5.01
MyTravel Airways............................................         4               4.10
Air One SpA.................................................         4               3.21
BAX Global Inc..............................................         8               3.15
Spanair S.A. ...............................................         6               3.07
China Southern Airlines Company Limited.....................         4               2.79
Compania Mexicana de Aviacion, S.A. de C.V. (MEXICANA)......         8               2.75
Malev Hungarian Airlines plc................................         3               2.75
TAM Transportes Aereos Meridionais S.A. ....................         8               2.56
Compania Hispano Irlandesa de Aviacion S.A. (FUTURA)........         3               2.54
Philippine Airlines Inc. (PAL)..............................         3               2.43
Compagnie Nationale Air France (AIR FRANCE).................         2               2.00
Air Atlanta.................................................         1               1.96
Meridiana SpA...............................................         3               1.71
Transportes Aereos Mercantiles Pan Americanos S.A.
  (TAMPA)...................................................         4               1.68
P T Garuda Indonesia........................................         2               1.67
Aerovias de Mexico, S.A. de C.V. (AEROMEXICO)...............         8               1.58
Asiana Airlines Inc. .......................................         2               1.54
Schreiner Airways B.V. .....................................         6               1.53
Air Asia Sdn. Bhd. .........................................         2               1.52
Ukraine International.......................................         2               1.40
China Xinjiang Airlines.....................................         1               1.30
Shandong Airlines ..........................................         2               1.17
Other (29 lessees)..........................................        48              15.37
Off-lease(2)................................................        21               9.56
                                                                   ---             ------
  Total.....................................................       179             100.00%
                                                                   ===             ======

---------------

(1)  Total number of lessees = 55

(2) As of March 31, 2003, two of the twenty one off-lease aircraft were subject to letters of intent for lease to new lessees and one aircraft was subject to a lease contract. As of the date of this Form 10-K, one aircraft subject to a letter of intent for lease at March 31, had been delivered to the lessee, one letter of intent had expired without going to contract but this aircraft has since become subject to a new letter of intent for lease, and the aircraft subject to a lease contract has delivered to the lessee. Three of the eighteen unplaced off-lease aircraft had become subject to letters of intent for lease, one had become subject to a lease contract, two aircraft had become subject to a contract for sale, one aircraft had been sold and eleven aircraft were available for marketing. Since March 31, 2003, a further five aircraft have become off-lease, and were available for marketing.

     The following table sets forth the exposure of our portfolio by country of domicile of lessees as of March 31, 2003 according to the number of aircraft and the appraised value of the portfolio as of January 31, 2003.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
COUNTRY(1)                                                      AIRCRAFT            2003
----------                                                      ---------    ------------------
Canada......................................................         9              10.42%
Brazil......................................................        11               8.50
Colombia....................................................        11               6.89
Turkey......................................................         9               6.82
United States of America....................................        13               6.13
Spain.......................................................         9               5.61
United Kingdom..............................................         9               5.58
Italy.......................................................         8               5.35
China.......................................................         7               5.26
Mexico......................................................        16               4.33
Indonesia...................................................        14               4.32
Hungary.....................................................         3               2.75
Philippines.................................................         3               2.43
France......................................................         2               2.00
Iceland.....................................................         1               1.96
South Korea.................................................         2               1.54
Netherlands.................................................         6               1.53
Malaysia....................................................         2               1.52
Ukraine.....................................................         2               1.40
Antigua.....................................................         6               1.12
Other (11 countries)........................................        15               4.98
Off-lease(2)................................................        21               9.56
                                                                   ---             ------
  Total.....................................................       179             100.00%
                                                                   ===             ======

---------------

(1)  Total number of countries = 31

(2) As of March 31, 2003, two of the twenty one off-lease aircraft were subject to letters of intent for lease to lessees in Canada and Kenya and one aircraft was subject to a lease contract to a lessee in the United Kingdom. As of the date of this Form 10-K, one of the aircraft subject to a letter of intent for lease had been delivered to the lessee in Canada, the letter of intent for lease to the lessee in Kenya expired without going to contract but this aircraft has since become subject to a letter of intent for lease to a lessee in Portugal, and the aircraft subject to the lease contract had delivered to the lessee in the United Kingdom. Three of the eighteen unplaced off-lease aircraft had become subject to letters of intent for lease, one in Brazil and two in Cameroon, one aircraft had become subject to a lease contract to a lessee in the Slovak Republic, two aircraft had become subject to a contract for sale, one aircraft had been sold and eleven aircraft were available for marketing. Since March 31, 2003, a further five aircraft have become off-lease and were available for marketing.

     The following table sets forth the exposure of our portfolio by regions in which lessees are domiciled as of March 31, 2003 according to the number of aircraft and the appraised value of our portfolio as of January 31, 2003.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
REGION(1)                                                       AIRCRAFT            2003
---------                                                       ---------    ------------------
Europe (excluding CIS Countries)............................        50              33.02%
Latin America...............................................        48              22.03
North America...............................................        22              16.55
Asia & Far East.............................................        31              16.08
Africa......................................................         2               0.99
Australia & New Zealand.....................................         1               0.19
Other (including CIS Countries).............................         4               1.58
Off-Lease(1)................................................        21               9.56
                                                                   ---             ------
  Total.....................................................       179             100.00%
                                                                   ===             ======

---------------

(1) As of March 31, 2003, two of the twenty one off-lease aircraft were subject to letters of intent for lease to lessees in North America and Africa and one aircraft was subject to a lease contract to a lessee in Europe. As of the date of this Form 10-K, one of the aircraft subject to a letter of intent for lease had been delivered to the lessee in North America, the letter of intent for lease to the lessee in Africa expired without going to contract but this aircraft has since become subject to a letter of intent for lease in Europe, and the aircraft subject to the lease contract had delivered to the lessee in Europe. Three of the eighteen unplaced off-lease aircraft had become subject to letters of intent for lease, one in Latin America and two in Africa, one aircraft had become subject to a lease contract to a lessee in Europe, two aircraft had become subject to a contract for sale, one aircraft had been sold and eleven aircraft were available for marketing. Since March 31, 2003, a further five aircraft have become off-lease and were available for marketing.

     The following table sets forth the exposure of the portfolio by year of aircraft manufacture or conversion to freighter as of March 31, 2003 according to the number of aircraft and the appraised value of the aircraft as of January 31, 2003. See note 2 to "Airplanes Group Portfolio Analysis" below for the original manufacture dates for the aircraft that were converted into freighters.

                                                                             % OF PORTFOLIO BY
                                                                             APPRAISED VALUE AS
                                                                NUMBER OF      OF JANUARY 31,
YEAR OF MANUFACTURE/FREIGHTER CONVERSION                        AIRCRAFT            2003
----------------------------------------                        ---------    ------------------
1988........................................................        15               4.85%
1989........................................................         9               4.76
1990........................................................        19              10.83
1991........................................................        43              23.52
1992........................................................        52              43.87
1993........................................................         7               3.32
Other.......................................................        34               8.85
                                                                   ---             ------
  Total.....................................................       179             100.00%
                                                                   ===             ======

     The following table sets forth the exposure of the portfolio by seat category as of March 31, 2003 according to the number of aircraft and the appraised value of the portfolio as of January 31, 2003.

                                                                                 % OF PORTFOLIO BY
                                                                                 APPRAISED VALUE AS
                                                                    NUMBER OF      OF JANUARY 31,
SEAT CATEGORY    AIRCRAFT TYPES                                     AIRCRAFT            2003
-------------    --------------                                     ---------    ------------------
Less than 51     DHC8, METRO-III, ATR42.........................        28               5.61%
91-120           B737-200, B737-500, DC9-32/51, MD-87, F-100....        49              15.59
121-170          B727-200, B737-300/300QC/400, MD-82/83,
                 A320-200.......................................        69              50.63
171-240          B757-200, B767-200ER...........................         4               5.38
241-350          B767-300ER, MD-11, A300........................        10              14.49
Freighter        B747-200SF, DC8-71F/73CF.......................        19               8.30
                                                                       ---             ------
                                                                       179             100.00%
                                                                       ===             ======

                       AIRPLANES GROUP PORTFOLIO ANALYSIS
                               AT MARCH 31, 2003

                                                                                                                 ENGINE
REGION                    COUNTRY                      LESSEE                                AIRCRAFT TYPE   CONFIGURATION
------                    -------                      ------                                -------------   --------------
Africa..................  Tunisia                      Nouvelair Tunisie                     MD83            JT8D-219
                          Tunisia                      Nouvelair Tunisie                     MD83            JT8D-219
Asia & Far East.........  Bangladesh                   GMG Airlines                          DHC8-300        PW123
                          China                        China Southern                        B737-500        CFM56-3C1
                          China                        China Southern                        B737-500        CFM56-3C1
                          China                        China Southern                        B737-500        CFM56-3C1
                          China                        China Southern                        B737-500        CFM56-3C1
                          China                        Shandong Airlines Co. Ltd             B737-300QC      CFM56-3B1
                          China                        Shandong Airlines Co. Ltd             B737-300QC      CFM56-3B1
                          China                        Xinjiang                              B757-200        RB211-535E4-37
                          Indonesia                    Merpati Nusantara Airlines            B737-200A       JT8D-15
                          Indonesia                    Merpati Nusantara Airlines            B737-200A       JT8D-15
                          Indonesia                    PT Garuda Indonesia                   B737-400        CFM56-3C1
                          Indonesia                    PT Garuda Indonesia                   B737-400        CFM56-3C1
                          Indonesia                    PT Mandala Airlines                   B737-200A       JT8D-17
                          Indonesia                    PT Mandala Airlines                   B737-200A       JT8D-15
                          Indonesia                    PT Mandala Airlines                   B737-200A       JT8D-17A
                          Indonesia                    PT Mandala Airlines                   B737-200A       JT8D-17A
                          Indonesia                    PT Mandala Airlines                   B737-200A       JT8D-17A
                          Indonesia                    PT Metro Batavia                      B737-200A       JT8D-15
                          Indonesia                    PT Metro Batavia                      B737-200A       JT8D-17A
                          Indonesia                    PT Metro Batavia                      B737-200A       JT8D-17A
                          Indonesia                    PT Metro Batavia                      B737-400        CFM56-3C1
                          Indonesia                    PT Metro Batavia                      B737-400        CFM56-3C1
                          Malaysia                     Air Asia Sdn. Bhd                     B737-300        CFM56-3C1
                          Malaysia                     Air Asia Sdn. Bhd                     B737-300        CFM56-3C1
                          Pakistan                     Pakistan Int Airline                  A300-B4-200     CF6-50C2
                          Philippines                  Philippine Airlines                   B737-400        CFM56-3C1
                          Philippines                  Philippine Airlines                   B737-300        CFM56-3B1
                          Philippines                  Philippine Airlines                   B737-400        CFM56-3C1
                          South Korea                  Asiana Airlines                       B737-400        CFM56-3C1
                          South Korea                  Asiana Airlines                       B737-400        CFM56-3C1
                          Taiwan                       Far Eastern Air Transport             MD83            JT8D-219
Australia & New
 Zealand................  Australia                    National Jet Systems                  DHC8-100        PW121
Europe..................  Czech Republic               Travel Servis                         B737-400        CFM56-3C1
                          France                       Air France                            A320-200        CFM56-5A3
                          France                       Air France                            A320-200        CFM56
                          Hungary                      Malev                                 B737-400        CFM56-3C1
                          Hungary                      Malev                                 B737-400        CFM56-3C1
                          Hungary                      Malev                                 B737-400        CFM56-3C1
                          Iceland                      Air Atlanta                           B767-300ER      PW4060
                          Italy                        Air One SpA                           B737-400        CFM56-3C1
                          Italy                        Air One SpA                           B737-400        CFM56-3C1
                          Italy                        Air One SpA                           B737-300        CFM56-3C1
                          Italy                        Air One SpA                           B737-300        CFM56-3C1
                          Italy                        Eurofly S.P.A                         MD83            JT8D-219

                                                                         % OF PORTFOLIO
                                      DATE OF        APPRAISED VALUE      BY APPRAISED
                          SERIAL   MANUFACTURE/    AT JANUARY 31, 2003    VALUE AS OF
REGION                    NUMBER   CONVERSION(1)      (U.S.$000'S)        JAN 31, 2003
------                    ------   -------------   -------------------   --------------
Africa..................   49672   1988                    11,487             0.47%
                           49631      1989                 12,534             0.51%
Asia & Far East.........     307   1991                     6,389             0.26%
                           24897      1991                 15,803             0.65%
                           25182      1992                 16,771             0.69%
                           25183      1992                 17,479             0.72%
                           25188      1992                 17,554             0.72%
                           23499      1986                 14,476             0.60%
                           23500      1986                 13,932             0.58%
                           26156      1992                 31,404             1.30%
                           22368      1980                  2,072             0.09%
                           22369      1980                  1,733             0.07%
                           24683      1990                 20,100             0.83%
                           24691      1990                 20,463             0.84%
                           21685      1979                  2,198             0.09%
                           22278      1980                  2,472             0.10%
                           22803      1983                  3,387             0.14%
                           22804      1983                  3,490             0.14%
                           23023      1983                  3,540             0.15%
                           22397      1981                  2,937             0.12%
                           22407      1980                  1,890             0.08%
                           22802      1983                  3,502             0.14%
                           24345      1989                 18,060             0.75%
                           24687      1990                 18,888             0.78%
                           24905      1991                 18,506             0.76%
                           24907      1991                 18,421             0.76%
                             269      1983                  4,898             0.20%
                           24684      1990                 19,471             0.80%
                           24770      1990                 16,556             0.68%
                           26081      1993                 22,855             0.94%
                           24493      1989                 18,460             0.76%
                           24520      1989                 18,829             0.78%
                           49950      1991                 13,015             0.54%
Australia & New
 Zealand................     229   1990                     4,539             0.19%
Europe..................   24911   1991                    21,063             0.87%
                             203      1991                 23,810             0.98%
                             220      1991                 24,558             1.01%
                           25190      1992                 21,986             0.91%
                           26069      1992                 22,221             0.92%
                           26071      1992                 22,446             0.93%
                           26204      1992                 47,594             1.96%
                           24906      1991                 19,154             0.79%
                           24912      1991                 19,308             0.80%
                           25179      1992                 19,595             0.81%
                           25187      1992                 19,617             0.81%
                           49390      1986                 10,549             0.44%


                                                                                                                 ENGINE
REGION                    COUNTRY                      LESSEE                                AIRCRAFT TYPE   CONFIGURATION
------                    -------                      ------                                -------------   --------------
                          Italy                        Meridiana SpA                         MD83            JT8D-219
                          Italy                        Meridiana SpA                         MD83            JT8D-219
                          Italy                        Meridiana SpA                         MD83            JT8D-219
                          Netherlands                  Schreiner Airways                     DHC8-300        PW123
                          Netherlands                  Schreiner Airways                     DHC8-300        PW123
                          Netherlands                  Schreiner Airways                     DHC8-300        PW123
                          Netherlands                  Schreiner Airways                     DHC8-300        PW123
                          Netherlands                  Schreiner Airways                     DHC8-300        PW123
                          Netherlands                  Schreiner Airways                     DHC8-300        PW123
                          Norway                       Wideroe's Flyveselskap a/s            DHC8-300        PW123
                          Norway                       Wideroe's Flyveselskap a/s            DHC8-300        PW123
                          Spain                        Futura                                B737-400        CFM56-3C1
                          Spain                        Futura                                B737-400        CFM56-3C1
                          Spain                        Futura                                B737-400        CFM56-3C1
                          Spain                        Spanair                               MD83            JT8D-219
                          Spain                        Spanair                               MD83            JT8D-219
                          Spain                        Spanair                               MD83            JT8D-219
                          Spain                        Spanair                               MD83            JT8D-219
                          Spain                        Spanair                               MD83            JT8D-219
                          Spain                        Spanair                               MD83            JT8D-219
                          Turkey                       FreeBird Airlines                     MD83            JT8D-219
                          Turkey                       Orbit Ekspres Havayollari A.S         A300-C4-200     CF6-50C2
                          Turkey                       Turk Hava Yollari                     B737-400        CFM56-3C1
                          Turkey                       Turk Hava Yollari                     B737-400        CFM56-3C1
                          Turkey                       Turk Hava Yollari                     B737-400        CFM56-3C1
                          Turkey                       Turk Hava Yollari                     B737-400        CFM56-3C1
                          Turkey                       Turk Hava Yollari                     B737-500        CFM56-3C1
                          Turkey                       Turk Hava Yollari                     B737-500        CFM56-3C1
                          Turkey                       Turk Hava Yollari                     B737-400        CFM56-3C1
                          United Kingdom               British Airways CitiExpress           DHC8-300        PW123
                          United Kingdom               British Airways CitiExpress           DHC8-300        PW123
                          United Kingdom               Go Fly Limited                        B737-300        CFM56-3B2
                          United Kingdom               MyTravel Airways                      A320-200        CFM56
                          United Kingdom               MyTravel Airways                      A320-200        CFM56
                          United Kingdom               MyTravel Airways                      A320-200        CFM56
                          United Kingdom               MyTravel Airways                      A320-200        CFM56-5A3
                          United Kingdom               Titan Airways Limited                 ATR42-300       PW120
                          United Kingdom               Titan Airways Limited                 ATR42-300       PW120
Latin America...........  Antigua                      Caribbean Star                        DHC8-300        PW123
                          Antigua                      Liat                                  DHC8-100        PW120-A
                          Antigua                      Liat                                  DHC8-100        PW120-A
                          Antigua                      Liat                                  DHC8-100        PW120-A
                          Antigua                      Liat                                  DHC8-100        PW120-A
                          Antigua                      Liat                                  DHC8-300        PW123
                          Brazil                       TAM                                   F100            TAY650-15
                          Brazil                       TAM                                   F100            TAY650-15
                          Brazil                       TAM                                   F100            TAY650-15
                          Brazil                       TAM                                   F100            TAY650-15
                          Brazil                       TAM                                   F100            TAY650-15

                                                                         % OF PORTFOLIO
                                      DATE OF        APPRAISED VALUE      BY APPRAISED
                          SERIAL   MANUFACTURE/    AT JANUARY 31, 2003    VALUE AS OF
REGION                    NUMBER   CONVERSION(1)      (U.S.$000'S)        JAN 31, 2003
------                    ------   -------------   -------------------   --------------
                           49792      1989                 13,533             0.56%
                           49935      1990                 13,243             0.55%
                           49951      1991                 14,581             0.60%
                             232      1991                  5,701             0.24%
                             244      1990                  5,855             0.24%
                             266      1991                  6,389             0.26%
                             276      1991                  6,132             0.25%
                             298      1992                  6,518             0.27%
                             300      1992                  6,439             0.27%
                             293      1991                  6,365             0.26%
                             342      1992                  6,861             0.28%
                           24689      1990                 19,922             0.82%
                           24690      1990                 19,708             0.81%
                           25180      1992                 22,019             0.91%
                           49620      1988                 12,205             0.50%
                           49624      1988                 11,586             0.48%
                           49626      1988                 12,037             0.50%
                           49709      1988                 11,598             0.48%
                           49936      1990                 13,142             0.54%
                           49938      1990                 13,780             0.57%
                           49949      1991                 14,967             0.62%
                              83      1979                  7,973             0.33%
                           24917      1991                 21,152             0.87%
                           25181      1992                 21,122             0.87%
                           25184      1992                 21,747             0.90%
                           25261      1992                 21,653             0.89%
                           25288      1992                 17,688             0.73%
                           25289      1992                 17,164             0.71%
                           26065      1992                 21,892             0.90%
                             296      1991                  6,172             0.25%
                             334      1992                  6,627             0.27%
                           23923      1988                 16,116             0.67%
                             294      1992                 25,352             1.05%
                             301      1992                 24,849             1.03%
                             348      1992                 24,258             1.00%
                             349      1992                 24,858             1.03%
                             109      1988                  3,529             0.15%
                             113      1988                  3,446             0.14%
Latin America...........     267   1991                     6,550             0.27%
                             113      1988                  3,319             0.14%
                             140      1989                  3,498             0.14%
                             144      1989                  3,492             0.14%
                             270      1991                  4,083             0.17%
                             283      1991                  6,230             0.26%
                           11284      1990                  6,969             0.29%
                           11285      1990                  7,094             0.29%
                           11304      1991                  7,793             0.32%
                           11305      1991                  7,800             0.32%
                           11336      1991                  8,163             0.34%


                                                                                                                 ENGINE
REGION                    COUNTRY                      LESSEE                                AIRCRAFT TYPE   CONFIGURATION
------                    -------                      ------                                -------------   --------------
                          Brazil                       TAM                                   F100            TAY650-15
                          Brazil                       TAM                                   F100            TAY650-15
                          Brazil                       TAM                                   F100            TAY650-15
                          Brazil                       VARIG                                 MD11            CF6-80C2-D1F
                          Brazil                       VARIG                                 MD11            CF6-80C2-D1F
                          Brazil                       VARIG                                 MD11            CF6-80C2-D1F
                          Chile                        Lan Chile Airlines                    B737-200A       JT8D-17A
                          Colombia                     ACES                                  ATR42-300       PW121-5A1
                          Colombia                     Avianca                               B767-200ER      PW4056
                          Colombia                     Avianca                               B757-200        RB211-535E4-37
                          Colombia                     Avianca                               MD83            JT8D-219
                          Colombia                     Avianca                               MD83            JT8D-219
                          Colombia                     Avianca                               MD83            JT8D-219
                          Colombia                     Avianca                               MD83            JT8D-219
                          Colombia                     Tampa                                 DC8-71F         CFM56-2C1
                          Colombia                     Tampa                                 DC8-71F         CFM56-2C1
                          Colombia                     Tampa                                 DC8-71F         CFM56-2C1
                          Colombia                     Tampa                                 DC8-71F         CFM56-2C1
                          Mexico                       Aeromexico                            DC9-32          JT8D-17
                          Mexico                       Aeromexico                            DC9-32          JT8D-17
                          Mexico                       Aeromexico                            DC9-32          JT8D-17
                          Mexico                       Aeromexico                            DC9-32          JT8D-17
                          Mexico                       Aeromexico                            DC9-32          JT8D-17
                          Mexico                       Aeromexico                            MD82            JT8D-217
                          Mexico                       Aeromexico                            MD82            JT8D-217A
                          Mexico                       Aeromexico                            MD87            JT8D-219
                          Mexico                       Mexicana                              F100            TAY650-15
                          Mexico                       Mexicana                              F100            TAY650-15
                          Mexico                       Mexicana                              F100            TAY650-15
                          Mexico                       Mexicana                              F100            TAY650-15
                          Mexico                       Mexicana                              F100            TAY650-15
                          Mexico                       Mexicana                              F100            TAY650-15
                          Mexico                       Mexicana                              F100            TAY650-15
                          Mexico                       Mexicana                              F100            TAY650-15
                          Netherlands Antilles         Dutch Caribbean Airline               DHC8-300C       PW123
                          Netherlands Antilles         Dutch Caribbean Airline               DHC8-300C       PW123
                          Trinidad & Tobago            BWIA International                    MD83            JT8D-219
North America...........  Canada                       Air Canada                            A320-200        CFM56-5A1
                          Canada                       Air Canada                            A320-200        CFM56-5A1
                          Canada                       Air Canada                            A320-200        CFM56-5A1
                          Canada                       Air Canada                            A320-200        CFM56-5A1
                          Canada                       Air Canada                            A320-200        CFM56-5A1
                          Canada                       Air Canada                            A320-200        CFM56-5A1
                          Canada                       Air Canada                            B767-300ER      PW4060
                          Canada                       Air Canada                            B767-300ER      PW4060
                          Canada                       Jetsgo Airlines                       MD83            JT8D-219
                          United States of America     BAX Global                            DC8-71F         CFM56-2C1
                          United States of America     BAX Global                            DC8-71F         CFM56-2C1
                          United States of America     BAX Global                            DC8-71F         CFM56-2C1

                                                                         % OF PORTFOLIO
                                      DATE OF        APPRAISED VALUE      BY APPRAISED
                          SERIAL   MANUFACTURE/    AT JANUARY 31, 2003    VALUE AS OF
REGION                    NUMBER   CONVERSION(1)      (U.S.$000'S)        JAN 31, 2003
------                    ------   -------------   -------------------   --------------
                           11347      1991                  8,326             0.34%
                           11348      1991                  7,897             0.33%
                           11371      1991                  7,973             0.33%
                           48499      1991                 46,887             1.94%
                           48500      1992                 47,872             1.98%
                           48501      1992                 49,184             2.03%
                           23024      1983                  3,042             0.13%
                             284      1992                  4,744             0.20%
                           25421      1992                 36,627             1.51%
                           26154      1992                 30,805             1.27%
                           49939      1990                 12,127             0.50%
                           49946      1991                 12,689             0.52%
                           53120      1992                 14,044             0.58%
                           53125      1992                 15,175             0.63%
                           45849      1991 (1)              9,639             0.40%
                           45945      1992 (1)              9,990             0.41%
                           45976      1991 (1)             11,546             0.48%
                           46066      1991 (1)              9,543             0.39%
                           48125      1980                  1,613             0.07%
                           48126      1980                  1,872             0.08%
                           48127      1980                  1,463             0.06%
                           48128      1980                  1,763             0.07%
                           48129      1980                  2,004             0.08%
                           49660      1988                 10,098             0.42%
                           49667      1988                 10,202             0.42%
                           49673      1988                  9,318             0.38%
                           11266      1990                  7,146             0.29%
                           11309      1991                  7,899             0.33%
                           11319      1991                  7,715             0.32%
                           11339      1991                  8,210             0.34%
                           11374      1992                  9,048             0.37%
                           11375      1992                  8,330             0.34%
                           11382      1993                  9,248             0.38%
                           11384      1993                  9,035             0.37%
                             230      1991                  6,047             0.25%
                             242      1990                  5,981             0.25%
                           49789      1989                 13,610             0.56%
North America...........     174   1991                    23,124             0.95%
                             175      1991                 23,652             0.98%
                             232      1990                 23,219             0.96%
                             284      1992                 24,282             1.00%
                             309      1992                 23,870             0.99%
                             404      1994                 26,523             1.09%
                           24948      1991                 44,881             1.85%
                           26200      1992                 48,641             2.01%
                           49941      1990                 14,168             0.58%
                           45811      1991 (1)              9,864             0.41%
                           45813      1992 (1)              9,285             0.38%
                           45971      1992 (1)              9,952             0.41%


                                                                                                                 ENGINE
REGION                    COUNTRY                      LESSEE                                AIRCRAFT TYPE   CONFIGURATION
------                    -------                      ------                                -------------   --------------
                          United States of America     BAX Global                            DC8-71F         CFM56-2C1
                          United States of America     BAX Global                            DC8-71F         CFM56-2C1
                          United States of America     BAX Global                            DC8-71F         CFM56-2C1
                          United States of America     BAX Global                            DC8-71F         CFM56-2C1
                          United States of America     BAX Global                            DC8-71F         CFM56-2C1
                          United States of America     DHL Airways                           DC8-73CF        CFM56-2C1
                          United States of America     Frontier Airlines, Inc                B737-300        CFM56-3B1
                          United States of America     Pace Airlines                         B737-300        CFM56-3B2
                          United States of America     Polar Air Cargo                       B747-200SF      JT9D-7Q
                          United States of America     TWA                                   MD83            JT8D-219
Off Lease...............                               Off Lease                             A300-B4-200     CF6-50C2
                                                       Off Lease                             ATR42-300       PW120
                                                       Off Lease                             DHC8-100        PW121
                                                       Off Lease                             METRO-III       TPE331-11
                                                       Off Lease                             METRO-III       TPE331-11
                                                       Off Lease                             METRO-III       TPE331-11
                                                       Off Lease                             B737-200A       JT8D-15
                                                       Off Lease                             B737-200A       JT8D-15
                                                       Off Lease                             B737-500        CFM56-3C1
                                                       Off Lease                             B737-500        CFM56-3C1
                                                       Off Lease                             B737-500        CFM56-3C1
                                                       Off Lease                             DC8-71F         CFM56-2C1
                                                       Off Lease                             DC8-71F         CFM56-2C1
                                                       Off Lease                             DC8-71F         CFM56-2C1
                                                       Off Lease                             DC8-71F         CFM56-2C1
                                                       Off Lease                             DC8-71F         CFM56-2C1
                                                       Off Lease                             DC9-51          JT8D-17
                                                       Off Lease                             MD83            JT8D-219
                                                       Off Lease - Lease Titan Airways (2)   B757-200        RB2110-535E4-37
                                                       Off Lease - LOI Jetsgo Airlines (2)   MD83            JT8D-219
                                                       Off Lease - LOI Kenya Airways (2)     B767-300ER      PW4060
Others..................  Kazakstan                    Air Kazakstan                         B737-200A       JT8D-15
                          Kazakstan                    Air Kazakstan                         B737-200A       JT8D-15
                          Ukraine                      Ukraine International                 B737-500        CFM56-3C1
                          Ukraine                      Ukraine International                 B737-500        CFM56-3C1

                                                                         % OF PORTFOLIO
                                      DATE OF        APPRAISED VALUE      BY APPRAISED
                          SERIAL   MANUFACTURE/    AT JANUARY 31, 2003    VALUE AS OF
REGION                    NUMBER   CONVERSION(1)      (U.S.$000'S)        JAN 31, 2003
------                    ------   -------------   -------------------   --------------
                           45973      1992 (1)             10,250             0.42%
                           45978      1993 (1)              9,161             0.38%
                           45993      1993 (1)              9,344             0.39%
                           45994      1994 (1)              8,891             0.37%
                           46065      1992 (1)              9,493             0.39%
                           46091      1989 (1)             13,251             0.55%
                           23177      1986                 13,191             0.54%
                           23749      1987                 15,351             0.63%
                           21730      1979 (1)             19,522             0.81%
                           49575      1987                 11,021             0.45%
Off Lease...............     131      1981                  4,935             0.20%
                             249      1991                  4,327             0.18%
                             258      1991                  4,111             0.17%
                             705      1988                    853             0.04%
                             711      1988                    804             0.03%
                             712      1988                    941             0.04%
                           21735      1979                  3,059             0.13%
                           22979      1983                  3,993             0.16%
                           25185      1992                 16,565             0.68%
                           25186      1992                 16,497             0.68%
                           25191      1992                 18,036             0.74%
                           45946      1992 (1)              8,888             0.37%
                           45970      1992 (1)             11,459             0.47%
                           45996      1992 (1)             10,346             0.43%
                           45997      1993 (1)             10,345             0.43%
                           45998      1993 (1)             10,421             0.43%
                           47784      1979                  1,490             0.06%
                           49442      1987                 11,243             0.46%
                           26151      1992                 31,591             1.30%
                           49943      1991                 13,437             0.55%
                           25411      1992                 48,288             1.99%
Others..................   22090      1980                  2,086             0.09%
                           22453      1981                  2,402             0.10%
                           25192      1992                 17,286             0.71%
                           26075      1992                 16,689             0.69%
                                                        ---------           -------
                                                        2,422,922           100.00%
                                                        =========           =======

---------------
Note:

(1) For the aircraft listed below, the table above reflects the date of conversion to a freighter configuration. The following table sets forth the date of original manufacture for those aircraft.

                                DATE OF
MSN                           MANUFACTURE
---                           -----------
45811.......................    Aug-67
45813.......................    Jan-67
45849.......................    Apr-67
45945.......................    Mar-68
45946.......................    Mar-68
45970.......................    Mar-68
45971.......................    May-68
45973.......................    May-68
45976.......................    Jul-68
45978.......................    Jul-68

                                DATE OF
MSN                           MANUFACTURE
---                           -----------
45993.......................    Aug-68
45994.......................    Aug-68
45996.......................    Oct-68
45997.......................    Oct-68
45998.......................    Oct-68
46065.......................    Jun-69
46066.......................    Jun-69
46091.......................    Apr-70
21730.......................    Jun-79

(2) As of March 31, 2003, two of the off-lease aircraft (MSN 49943/25411) were subject to letters of intent for lease to lessees in Canada and Kenya and one aircraft (MSN 26151) was subject to a lease contract. As of the date of this Form 10-K, one of the aircraft subject to the letters of intent for lease at March 31, had been delivered to the lessee in Canada while the other letter of intent expired without going to contract but this aircraft has since become subject to a new letter of intent for lease and the aircraft subject to the lease contract had delivered to the lessee. Of the eighteen unplaced off-lease aircraft, three aircraft had become subject to a letters of intent for lease, one in Brazil and one in Cameroon, one aircraft had become subject to a lease contract to a lessee in the Slovak Republic, two aircraft had become subject to a contract for sale, one aircraft had been sold and eleven aircraft were available for marketing. Since March 31, 2003, a further five aircraft had become off-lease, and were available for marketing.

THE LEASES

     Most of the leases are operating leases under which we generally retain the benefit, and bear the risk, of the residual value of the aircraft at the end of the lease. As of March 31, 2003, 158 aircraft were on lease and twenty one aircraft were off-lease. As of March 31, 2003, two of these off-lease aircraft were subject to letters of intent for lease and one was subject to a lease contract. The remaining eighteen unplaced aircraft represented 5.71% of our portfolio by appraised value as of January 31, 2003. As of the date of this Form 10-K, one of the aircraft subject to the letter of intent for lease had been delivered to the lessee and the other letter of intent expired without going to contract, one of the eighteen unplaced off-lease aircraft had become subject to a letter of intent for lease, two aircraft had become subject to a letter of intent for sale, one aircraft had been sold and fourteen aircraft were available for marketing. Since March 31, 2003, a further four aircraft had become off-lease, and were available for marketing. All leases are managed by the servicer according to the servicing agreement.

     Although the lease documentation is fairly standardized in many respects, significant variations do exist as a result of negotiation with each lessee.

     Under a majority of our leases, the lessee is responsible, either directly or through indemnification of the lessor, for all operating expenses, including maintenance, operating, overhaul, fuel, crews, airport and navigation charges, taxes, licenses, consents and approvals, aircraft registration and hull and liability insurance. In addition, the lessees must remove all liens on the aircraft except liens that are permitted by the lease.

     Each of our current leases requires the lessee to make periodic rental payments during the term of the lease. Some of the leases also require the lessee to pay periodic amounts as maintenance reserves or to deliver letters of credit or guarantees for this purpose. Almost all the leases require the lessees to make payments to us without set-off or counterclaim, and most of them include an obligation for the lessee to gross-up payments under the lease if the lease payments are subject to withholding or other taxes. The leases also generally contain indemnification of the lessor for tax liabilities such as value added tax and stamp duty tax, but not income tax.

     Each lease also contains provisions which specify our rights and remedies if the lessee defaults in making payments or performing its other obligations under the lease. These remedies include terminating the lease and repossessing the aircraft. However, any default by a lessee may lead to reduction of payments under the leases and cause us to incur significant repossession and other costs, including breakage costs under swaps. If there is an event of default due to a lessee's bankruptcy, we may also face delays in asserting our rights if the relevant jurisdiction imposes a mandatory waiting period between default and repossession.

     The following is a summary of the principal terms of the leases as of March 31, 2003, with reference to appraised values as of January 31, 2003.

LEASE TERM.................  As of March 31, 2003, the weighted average remaining contracted lease term of the aircraft (weighted by appraised value as of January 31, 2003 and without giving effect to purchase options, early terminations or extensions) was 24 months. The longest lease was scheduled to expire in November 2012.

RENTALS....................  As of March 31, 2003, rent under 143 of the leases, representing 79.72% by appraised value of our portfolio as of January 31, 2003, was payable monthly in advance, and rent under 15 of the leases, representing 10.72% by appraised value of our portfolio as of January 31, 2003, was payable monthly in arrears.

                             These rental payments are calculated based on a floating rate or a fixed rate or may change from one to the other over the course of the lease. The rent under all of the leases is currently payable in U.S. dollars, although in the future, rent on some new leases may be payable in euros. Some rental payments are based on the number of flight hours an aircraft is operated or may vary depending on the time of year during which the aircraft is operating.

EXTENSION OPTIONS..........  Some of the leases contain an extension option pursuant to which, depending on the negotiations with the lessee at the time of signing of the lease, either we or the lessee could extend the term of the lease at either the existing lease rate or at the future market rate. As of March 31, 2003, 14 of the leases representing 13.57% of our portfolio by appraised value as of January 31, 2003, included an extension option.

EARLY TERMINATION
OPTIONS....................  Some of the leases contain an early termination option pursuant to which the lessee may terminate the lease before the scheduled expiration date if specified conditions are met. As of March 31, 2003, 31 of the leases representing 17.88% of our portfolio by appraised value as of January 31, 2003 include an early termination option. Assuming that all these options are exercised for the earliest possible termination, the weighted average remaining lease term of our portfolio would be 26 months.

PURCHASE OPTIONS...........  As of March 31, 2003, five lessees had outstanding options to purchase a total of eight aircraft, representing 3.44% of our portfolio by appraised value as of January 31, 2003. The latest date on which a purchase option could be exercised is November 4, 2006 for a purchase of a B767-200ER.

SECURITY DEPOSITS..........  As of March 31, 2003, lessees under 142 of the leases representing 82.8% of our portfolio by appraised value as of January 31, 2003 have provided security for their obligations. As of March 31, 2003, we had $30 million in cash security deposits in respect of 108 aircraft representing 60.32% of our portfolio by appraised value as of January 31, 2003, and $95 million in letters of credit in respect of 50 aircraft representing 35.90% of our portfolio by appraised value as of January 31, 2003.

GUARANTEES.................  In 45 of the leases, we have received guarantees of the lessee's performance obligations under the lease. These guarantees were issued by the lessee's parent company or shareholders.

MAINTENANCE................  The leases contain detailed provisions specifying maintenance standards and aircraft redelivery conditions generally to be met at the lessees' expense. During the term of each lease, we require the lessee to maintain the aircraft in accordance with an agreed maintenance program designed to ensure that the aircraft meets applicable airworthiness and other regulatory requirements. Lessees must provide monthly maintenance reserves under approximately 118 of the leases. Under the balance of the leases, the lessee or the lessor may be required to make certain adjustment payments to one another if at redelivery the aircraft or specified items do not meet the required standards under the lease. Heavy maintenance on significant components of an aircraft, such as the airframe and the engines, is generally required to be performed on a cycle of several years and the cost of this maintenance may be material in relation to the value of the aircraft, with the overhaul of a single component often exceeding $1 million. Pursuant to the leases, if and when an aircraft is transferred from one lessee to another between maintenance overhauls, the transferring lessee is generally required to pay for that portion of the succeeding overhaul that can be attributed to its use of the aircraft under its lease.

                             Depending on the credit of the lessee and other factors, we may require that the lessee pay cash maintenance reserves (82 leases as of March 31, 2003, representing 50.99% of our portfolio by appraised value as of January 31, 2003) or provide a combination of maintenance reserves and letters of credit or guarantees (17 leases as of March 31, 2003, representing 10.79% of our portfolio by appraised value as of January 31, 2003). If the lessee pays maintenance reserves, we will have to reimburse it for maintenance it actually performs on the aircraft. Our obligation to reim-burse maintenance is classified as an expense and therefore ranks senior to any payments on the notes and certificates.

                             If the lessee is not required to pay maintenance reserves or provide letters of credit or guarantees, we have to rely on the lessee's credit and its ability to maintain the aircraft during the lease term and return it in good condition or make any maintenance payments required at the end of the lease. If maintenance is required on the aircraft but not performed, or the lessee fails to pay, we have to fund this maintenance ourselves. As of March 31, 2003, we recorded approximately $275 million of maintenance reserves liability.

                             Maintenance payments by lessees will depend upon numerous factors including the financial condition of the lessee and the ability of Airplanes Group to obtain satisfactory maintenance terms in leases. An increasing number of leases do not provide for any maintenance payments to be made by lessees as security for their maintenance obligations. Any significant variations in these factors may materially adversely affect the ability of Airplanes Group to make payments of interest, principal and premium, if any, on the notes and certificates.

REDELIVERY CONDITIONS......  At least 90% of the leases provide for the aircraft to be redelivered in a specified condition upon expiration of the lease and/or stipulate the payments to be made by the lessee to us or, in some cases, by us to the lessee, to reflect the extent to which the actual redelivery condition of the aircraft falls below or exceeds the redelivery condition specified in the lease.

INSURANCE..................  The lessees bear responsibility through an operational indemnity to carry insurance for liabilities arising out of the operation of the aircraft. The indemnity includes liabilities for death or injury to persons and damage to property that ordinarily would attach to the operator of the aircraft. The lessees are also required to carry comprehensive liability insurance and hull insurance, and any further insurance that is customary in the commercial aircraft industry, and to indemnify us against all liabilities, including where the liability to us as owner and lessor attaches by law. We are required under the leases to be named as an additional insured on hull and liability policies. Most of the leases also require the lessee to maintain the liability insurance for a specified period between one and three years after termination of that lease. Under the servicing agreement, the servicer is required to monitor the lessees' performance of obligations with respect to the insurance provisions of the applicable leases. We also carry contingent hull and liability insurance consistent with industry practice which acts as a backup for Airplanes Group's interests in instances where a lessee's policy lapses or when the insurable loss is in excess of the lessee's coverage. The amount of the contingent liability policies may not be the same as the insurance required under the lease. The amount of war third party contingent insurance and other types of cover are subject to a number of limitations imposed by the aviation insurance industry particularly following the terrorist attacks of September 11, 2001.

                             Most insurance certificates contain a breach of warranty endorsement so that an additional insured party remains protected even if the lessee violates any of the terms, conditions or warranties of the insurance policies, provided that the additional insured party has not caused, contributed to or knowingly condoned the breach.

THIRD PARTY LIABILITY
  INSURANCE................  The minimum third party liability limits under the leases range from $250 million in respect of turboprop aircraft to $750 million in respect of widebody aircraft. In some cases, the lessee carries more insurance than the minimum specified in the lease. We also have in place our own contingent liability coverage to cover any liability in excess of the lessee's coverage or any liability resulting from a lapse for any reason of a lessee's coverage. Following the terrorist attacks of September 11, 2001, the aviation insurance markets applied a $50 million limit on war third party (non-passenger) liability insurance. We require lessees to either buy additional insurance in the commercial markets or obtain equivalent protection under applicable governmental schemes. These insurance issues have been mitigated in certain jurisdictions by a number of temporary government schemes and the emergence of limited available insurance markets, however, failure by a lessee to obtain adequate insurance cover as required under its lease could result in the relevant aircraft being grounded. This would likely reduce our cash flows if as a result aircraft were returned early and/or we do not receive rental payments from lessees which are affected by such developments.

AIRCRAFT PROPERTY
INSURANCE..................  In all cases, the sum of the stipulated loss value and our own additional coverage in place is at least equal to the appraised value of the aircraft. Permitted deductibles, which generally apply only in the case of a partial loss, range from $50,000 for turboprop aircraft to $1 million for widebody aircraft. Following insurance market developments in the aftermath of the terrorist attacks of September 11, 2001, the insurance market, on January 1, 2002, ceased offering cover for Confiscation by the State of Registration (as required under the majority of leases). Such cover is becoming available again, but at increased costs, with imposed conditions and only for certain jurisdictions. Such cover may become generally available in the future. However, the lack of general availability of cover for Confiscation by the State of Registration risk means that this requirement may not be currently satisfied under all of the leases.

POLITICAL RISK INSURANCE...  With respect to some leases, we may arrange separate political risk repossession insurance for our own benefit, covering (a) confiscation, nationalization and requisition of title of the relevant aircraft by the government of the country of registration and denegation and deprivation of legal title and rights, and (b) the failure of the authorities in that country to allow de-registration and export of the aircraft, subject to the conditions of the policies.

SUBLEASES AND WET LEASES...  Under most of our current leases, the lessee may sublease the aircraft without our consent if specified conditions are met. Under most of our current leases, the lessee may also "WET LEASE" the aircraft (leasing the aircraft to another airline with a crew and services provided by the lessee) without our consent so long as the lessee does not part with operational control of the aircraft. Where there is a sublease or a wet lease, the lessee remains fully liable to us for all its payment and performance obligations under the lease and we have no contractual relationship with the sublessee or the wet lessee. Leases with new lessees are based on a pro forma lease that includes restrictions on subleases and wet leases into specified prohibited countries.

COMPLIANCE WITH GOVERNMENTAL AND TECHNICAL REGULATION

     In addition to the general requirements regarding maintenance of the aircraft, aviation authorities from time to time issue ADs requiring the operators of aircraft to take particular maintenance actions or make particular modifications with respect to all aircraft of a particular type. Manufacturer recommendations may also be issued. To the extent that a lessee fails to perform ADs that are required to maintain its certificate of airworthiness or other manufacturer requirements in respect of an aircraft (or if the aircraft is not currently subject to a lease), Airplanes Group may have to bear or share (if the lease requires it) the cost of compliance. Other governmental regulations relating to noise and emissions levels may be imposed not only by the jurisdictions in which the aircraft are registered, including as part of the airworthiness requirements, but also in other jurisdictions where the aircraft operate. A number of jurisdictions including the United States have adopted, or are in the process of adopting, noise regulations which ultimately will require all aircraft to comply with the most restrictive currently applicable standards. Some of the jurisdictions that impose these regulations restrict the future operation of aircraft that do not meet Stage 3 noise requirements and prohibit the operation of those aircraft in those jurisdictions. As 2.82% of our portfolio by appraised value as of January 31, 2003 did not meet the Stage 3 requirements as of March 31, 2003, these regulations may adversely affect Airplanes Group because our non-compliant aircraft will not be able to operate in those jurisdictions and we may incur substantial costs to comply with the Stage 3 requirements.

     Moreover new ADs or noise or emissions reduction requirements may be adopted in the future and these could result in significant costs to Airplanes Group or adversely affect the value of, or our ability to re-lease, Stage 2 or Stage 3 aircraft. In particular, certain organizations and jurisdictions are currently considering "STAGE 4" requirements which would tighten noise and emissions certification requirements for newly manufactured aircraft. If these more restrictive requirements are adopted or applied to existing aircraft types, it could result in significant costs to Airplanes Group or adversely affect the value of, or our ability to re-lease, aircraft in our portfolio.

     Volume 2 of Annex 16 of the Chicago Convention also contains standards and recommendations regarding limitations on vented fuel and smoke and gaseous emissions for aircraft. While a number of countries have adopted regulations implementing these recommendations, these regulations generally have been prospective in nature, requiring only that newly manufactured engines meet particular standards after a particular date. To the extent that these regulations require modifications to the engines owned by Airplanes Group, they would be treated similarly to ADs under the leases.

     Aviation authorities in Europe and North America have adopted regulations requiring the installation of traffic collision avoidance systems, automatic emergency locator transmitters and various other systems. Depending on whether the costs of complying with these regulations are borne by us or the lessees, installation of these systems could result in significant cash capital expenditures by Airplanes Group in the future. In addition to the ADs discussed below, we currently expect that the FAA and other aviation authorities may issue further ADs to improve security on aircraft.

     One new requirement is the installation of enhanced Ground Proximity Warning System ("GPWS") in all aircraft by 2005, which has been mandated by the FAA and the European Joint Airworthiness Authorities. GPWS is an avionics system which detects an aircraft's proximity to the earth. The enhanced version enables the system to correlate the aircraft's current position with a database of obstructions in the horizontal plane (high mountain peaks, buildings, antennae etc). All new generation Airbus and Boeing aircraft have GPWS and require only a software upgrade. For the majority of our aircraft, installation of GPWS will require the full modification, some of which we expect will be completed under cost sharing arrangements with lessees. The estimated cost to implement this modification is $120,000 per aircraft. To the extent that compliance with this or any further such ADs is not the responsibility of lessees under their leases, or if the aircraft are not on lease, we may incur significant costs, which could impact adversely our results of operations.

     The FAA issued an AD concerning insulation for the purpose of increasing fire safety on MD-80 and MD-11 aircraft. At March 31, 2003, 29 aircraft representing 19.37% of the portfolio by appraised value as of January 31, 2003, were MD-11s and MD-80s. We will incur significant costs in ensuring these aircraft comply with these standards. It is estimated that the necessary modification of the 29 aircraft will cost approximately $13.3 million.

To date, we have completed the modification of ten aircraft at a cost of $4.5 million. We expect to complete the modification of a further thirteen aircraft by March 31, 2004 at an estimated cost of approximately $6.0 million and to modify the remaining six aircraft by December 31, 2005 at an estimated cost of $2.8 million.

     The FAA has issued an AD mandating the modification of affected lap joints on Boeing 737 aircraft when an aircraft has completed 50,000 cycles. The estimated cost to implement those modifications for each aircraft is approximately $230,000. Based on the current cycles completed to date, our 58 Boeing 737 aircraft, representing 34.99% of our portfolio by appraised value at January 31, 2003, are not likely to require these modifications prior to 2007. However, after that date we will incur significant costs in ensuring our Boeing 737 aircraft comply with these standards, which could impact adversely our results of operations.

     The FAA has issued an AD affecting all Boeing 737 aircraft, mandating the installation of a new rudder power control unit and changes to adjacent systems in order to rectify an unsafe condition which has led to a jammed or restricted control of the rudder in the past. The average cost per aircraft of these modifications is expected to be approximately $184,000 and is to be completed before November 2008. If the costs are not the responsibility of some or all lessees under their leases, or if the aircraft are not on lease, we could incur significant costs in ensuring that our 58 Boeing 737 aircraft comply with these modifications, which could impact adversely our results of operations.

     In light of the events of September 11, 2001, the FAA has issued Special Federal Aviation Regulation Amendments mandating the installation of ballistic and blunt impact resistance flight doors allowing for controlled cockpit access as well as emergency ingress and egress to and from the cockpit before April 2003. Other aviation authorities are expected to mandate similar requirements before November 2003. The estimated cost varies across aircraft type depending on the current door configuration but averaging approximately $40,000. There may be further requirements in this area relating to transponder upgrades and on board video surveillance systems in the near future. As regulations currently stand the majority of aircraft will be modified by the lessee with no cost to us. However such requirements may increase remarketing costs for aircraft currently off-lease or which are returned to us over the next twelve months.

THE LESSEES

     As of March 31, 2003, 158 of our aircraft were on lease to 55 lessees in 31 countries throughout the world. See "-- Portfolio Information" for the countries and regions where our lessees reside.

     A number of our lessees are in a relatively weak financial position. As of March 31, 2003, amounts outstanding for a period greater than 30 days in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of amounts in respect of default interest and cash in transit) amounted to $9 million in respect of 12 lessees (who leased a combined total of 42 aircraft representing 25.33% of our portfolio by appraised value as of that date) and $5.8 million in respect of six former lessees. Of the total $14.8 million, $5.4 million was in arrears for a period between 30 and 60 days, $2.9 million was in arrears for a period between 60 and 90 days and $6.5 million was in arrears for a period greater than 90 days. Some of these lessees have consistently been significantly in arrears in their respective rental payments and many are known to be currently experiencing financial difficulties including two lessees, representing 14.84% of our portfolio by appraised value as of January 31, 2003 which have filed for bankruptcy protection in the U.S. in recent months.

     As of March 31, 2003, in addition to the $14.8 million in respect of payments past due more than 30 days, we had agreed to allow five lessees to defer rent, maintenance and miscellaneous payments totaling $17.7 million for periods ranging from nineteen months for one lessee in respect of $0.1 million and up to 58 months for one lessee in respect of $7.3 million. Restructurings have typically involved delaying rental payments for certain periods and/or the reduction of current rentals usually in exchange for extensions of the relevant leases. In addition, some restructurings have involved forgiveness of amounts of past due rent, voluntary terminations of leases prior to lease expiration, the replacement of aircraft with less expensive aircraft and the arrangement of subleases from the lessee to another aircraft operator. In other cases, it has been necessary to repossess aircraft from lessees which have defaulted and re-lease the aircraft to other lessees. While the servicer attempts to limit concessions, the current international commercial aircraft market is characterized not only by a large number of weak lessees, but also by overcapacity of available aircraft in every aircraft category and restructuring of leases is often the only way to keep our aircraft in use and earning revenues. The servicer is still pursuing negotiations with some lessees and we expect further restructurings to be agreed with a consequent adverse effect on operating revenues.

     In addition to difficulties which have affected lessees in a given region, individual lessees have experienced periodic difficulties in meeting their maintenance obligations under the related leases. The difficulties have arisen from, among other things, the failure of the lessee to have in place a sufficiently well established maintenance program, adverse climate and other environmental conditions in the locations where the related aircraft is operated or financial and labor difficulties experienced by the relevant lessee. A continuous failure by a lessee to meet its maintenance obligations under the relevant lease could result in a grounding of the aircraft, cause us to incur substantial costs in restoring the aircraft to an acceptable maintenance condition before we can re-lease or sell it and adversely affect the value of the aircraft.

     The following is a discussion of the lessees experiencing difficulty by region in which they are located.

LATIN AMERICA

     At March 31, 2003, lessees with respect to 22.03% of the aircraft by appraised value as of January 31, 2003 operated in Latin America, principally Brazil, Mexico and Colombia. The prospects for lessee operations in these countries depend in part on the general level of political stability and economic activity and policies in those countries. Future developments in the political systems or economies of these countries or the implementation of future governmental policies in these countries may materially affect these lessees' operations.

     Economic volatility may increase in these and other emerging markets in the aftermath of the current global slowdown and the events of September 11, 2001, which may cause further difficulties for our lessees.

     Brazil. The instability in the Brazilian economy experienced in recent years means that lessees may be unable to generate sufficient revenues in Brazilian currency to pay rental payments in U.S. dollars under the leases. At March 31, 2003, Airplanes Group leased 11 aircraft representing 8.50% of our portfolio by appraised value as of January 31, 2003 to operators in Brazil. Accordingly, any future deterioration in the Latin American economies, especially Brazil, could lead to a material decrease in Airplanes Group's leasing revenues and an increase in default related costs.

     At March 31, 2003, we had eight F-100 aircraft, representing 2.56% of our portfolio by appraised value as of January 31, 2003, on lease to a Brazilian lessee that was party to a restructuring agreement with us which was signed in 2000 in respect of the leases for six F-100 aircraft. Under the 2000 restructuring agreement, all arrears were to be paid with interest by December 31, 2002. The lessee also signed an agreement which provides for rental deferrals of 35% to 50% for the period to December 2002, with repayment before the expiry of the current leases in 2007 and 2008. The lessee has recently grounded a significant portion of its F-100 fleet but has to date continued to meet its obligations to us. The servicer is currently discussing a further potential restructuring of the lessee's obligations which may involve the early return of some aircraft.

     A Brazilian lessee of three MD-11 aircraft, representing 5.94% of our portfolio by appraised value as of January 31, 2003, due to trading difficulties, is currently in arrears. A restructuring agreement was signed with the lessee in 2002, providing for the payment of arrears through the utilization of security deposits without any further changes to the lease terms. The servicer is currently having further discussions with the lessee regarding its current arrears and has agreed to the early return of these aircraft during the current year.

     During the year ended March 31, 2003, a Brazilian lessee of three B737-500 aircraft, representing 2.10% of our portfolio by appraised value at January 31, 2003 was in arrears. The lessee had previously entered into a restructuring of the obligations under its leases, under which the lessee was granted a deferral of 50% of rentals for the six month period to March 2002 with repayment to commence in March 2003 over a thirty six month period. The servicer agreed to the early return of the aircraft prior to March 31, 2003, and is currently pursuing all outstanding amounts.

     In addition, in 1999, we entered into a restructuring agreement with Transbrasil, a former lessee, under which it repaid a restructured amount of approximately $1.9 million over 12 months. At March 31, 2003, and

March 31, 2002 Transbrasil was in arrears and the servicer is currently in negotiations with the airline regarding repayment. An accounting provision has been made against our receivables for the excess of the arrears over the cash security held.

     See "Item 3. Legal Proceedings" for details of legal proceedings involving a Brazilian airline.

     Colombia. Colombia has recently suffered economically as a result of the deterioration in the value of the Colombian peso and the resulting negative impact on the Colombian economy. As of March 31, 2003, we leased eleven aircraft, representing 6.89% of our portfolio by appraised value as of January 31, 2003, to three Colombian lessees. Because of the continued weakness in the value of the Colombian peso, as well as general deterioration in the Colombian economy, these lessees may be unable to generate sufficient revenues in Colombian pesos to pay the U.S. dollar denominated rental payments under the leases.

     In particular, as of March 31, 2003, we leased six aircraft, representing 5.01% of our portfolio by appraised value as of January 31, 2003, to one of our three Colombian lessees. On June 27, 2001, the servicer signed a restructuring agreement with the lessee including lease extensions, rental reductions and deferrals. The lessee is currently in arrears and the servicer had previously agreed to a 50% deferral of rentals for three months to be repaid over six months from January 2003. However, the lessee is currently in discussions with the servicer regarding its arrears and a further lease restructuring with rental reductions combined with lease extensions being a potential outcome. The lessee filed for Chapter 11 bankruptcy protection in the US and following the expiry of its 60 day bankruptcy protection period recommenced making payments of amounts falling due.

     Mexico. During the year ended March 31, 2003, one Mexican lessee of eight F-100 aircraft representing 2.75% of our portfolio by appraised value as of January 31, 2003 has contracted to extend the leases for an average period of 24 months from current expiry with a reduction in rentals of approximately 41% with effect from October 2001.

     A second Mexican lessee leased eight aircraft at March 31, 2003 representing 1.58% of our portfolio by appraised value as of January 31, 2003. On October 31, 2002, another aircraft formerly leased by this lessee, a DC9-32 operated by the lessee, skidded off a runway following a landing during heavy rain. There were no fatalities. The insurers deemed the aircraft a constructive total loss and the insurance proceeds were received during March 2003.

NORTH AMERICA

     As of March 31, 2003, we had 13 aircraft, representing 10.42% of our portfolio by appraised value as of January 31, 2003, on lease to six U.S. lessees, and nine aircraft, representing 6.13% of our portfolio by appraised value as of January 31, 2003, on lease to two Canadian lessees. The commercial aircraft industry in North America is highly sensitive to general economic conditions. Since air travel is largely discretionary, the industry has suffered severe financial difficulties during economic downturns. Over the last several years, the majority of the major North American passenger airlines have entered into plans of reorganization or sought protection through bankruptcy, insolvency or other similar proceedings and several major U.S. airlines have ceased operations. The general downturn in the economy combined with the effects of September 11, 2001, subsequent terrorist and military activities and the outbreak of SARS together with the continued reduction in passenger numbers and flight schedules has left many U.S. airlines in a weakened financial condition.

     At March 31, 2003, we leased eight aircraft, representing 9.83% of our portfolio by appraised value as of January 31, 2003 to one Canadian lessee. This lessee has filed for Chapter 11 bankruptcy and is currently making no payments under its leases.

     On August 13, 2001, a U.S. lessee of three DC8-71F freighter aircraft, representing 1.40% of our portfolio by appraised value as of January 31, 2003 announced that it was suspending flight operations as a result of safety concerns in respect of the lessee. The lessee continued to meet its obligations under the leases. In the year ended March 31, 2003, the servicer, following discussions with the lessee agreed to the early return of the three aircraft, with the lessee paying compensation for lost rentals and redelivery conditions. Two of the aircraft are currently being remarketed and one has been re-leased. The original leases were scheduled to expire between December 2003 and July 2004.

     During the three month period ended December 31, 2002, the servicer has lodged a claim with the courts in connection with the receivables balance from a U.S. former lessee of two B737-200A aircraft, representing 0.29% of our portfolio by appraised value at January 31, 2003.

     On August 11, 2002 one former lessee of one aircraft representing 0.17% of our portfolio by appraised value as of January 31, 2003 filed for protection from its creditors. The aircraft was subsequently redelivered and the servicer has filed a claim with the courts for all amounts due.

     Since March 31, 2003 one lessee of one aircraft representing 0.81% of our portfolio by appraised value as of January 31, 2003 has been experiencing trading difficulties and has been in discussion with the servicer regarding a potential restructuring of the lease terms which is likely to result in a lease extension and rental reduction.

ASIA & FAR EAST

     As of March 31, 2003, 31 aircraft representing 16.08% of our portfolio by appraised value as of January 31, 2003 were on lease to 13 lessees in this region. The commercial aircraft industry in Asia was adversely affected by the severe economic and financial difficulties experienced in the region during 1998 and 1999. Since 1999, there has been some stabilization and recovery in the economies of this region. On October 12, 2002, Bali was the location of a terrorist attack. A decline in tourism in this area may adversely affect demand for aircraft in the region.

     In the final quarter of the year ended March 31, 2003, this region in particular, was subject to the outbreak of SARS. This has led to widespread disruption in travel within and from outside the region. Airlines have suffered substantial cutbacks in the number of passengers travelling and seen the cancellation of flights. These factors may adversely affect the ability of lessees to make payments under their leases.

     During the year to March 31, 2000, a rescheduling agreement was signed with a Philippine lessee which committed to pay its outstanding arrears of $2.7 million over the 36 months to September 2002. As of the date of this Form 10-K, the lessee has repaid its obligations in full.

EUROPE (EXCLUDING CIS)

     As of March 31, 2003, 50 aircraft representing 33.02% of our portfolio by appraised value as of January 31, 2003 were on lease to 18 lessees in this region. The commercial aircraft industry in European countries, as in the rest of the world generally, is highly sensitive to general economic conditions. Because a substantial portion of airline travel (business and especially leisure) is discretionary, the industry has tended to suffer severe financial difficulties during economic downturns. Accordingly, the financial prospects for European lessees can be expected to depend largely on the level of economic activity in Europe generally and in the specific countries in which these lessees operate. The current downturn, as exacerbated by the events of September 11, 2001 and the subsequent and continuing economic and political fallout, or any future recession or other worsening of economic conditions in one or more of these countries, may have a material adverse effect on the ability of European lessees to meet their financial and other obligations under the leases. In addition, commercial airlines in Europe face, and can be expected to continue to face, increased competitive pressures, in part as a result of the continuing deregulation of the airline industry by the EU. There can be no assurance that competitive pressures resulting from such deregulation will not have a material adverse impact on the operations of our European lessees.

     Turkey. One Turkish lessee of one A300 aircraft, representing 0.33% of our portfolio by appraised value as of January 31, 2003, repaid in full a deferral of outstanding obligations during the year ended March 31, 2003.

     Spain. As of March 31, 2003, one Spanish lessee, representing 3.07% of our portfolio by appraised value at January 31, 2003, had signed a restructuring of its payment obligations under its leases with us. The servicer is currently in discussions with the lessee regarding a further restructuring of its obligations, which may result in reduced rentals in return for lease extensions.

     France. At March 31, 2003 one aircraft representing 0.55% of our portfolio by appraised value as of January 31, 2003 had been returned from a French lessee. This lessee had grounded its fleet following the non renewal of its operators licence. The lease which was due to expire in March 2003 has been terminated.

OTHER

     Kazakhstan. One lessee of two B737-200A aircraft in Kazakhstan, representing 0.19% of our portfolio by appraised value as of January 31, 2003, has repaid in full all amounts agreed under its 2002 restructuring agreement.

PURCHASE OPTIONS

     As of March 31, 2003, five lessees with respect to 8 aircraft, representing 3.44% of our portfolio by appraised value as of January 31, 2003, held options to purchase aircraft at various dates between 2003 and 2006 at prices generally at or above their estimated appraised value at the exercise date. There is a risk that the purchase prices may be less than the proportionate share of the unpaid principal of the notes and certificates allocable to the aircraft being purchased. If those options are exercised, there could be additional reductions in the amount, or a delay in the timing, of payments on the notes and certificates.

COMMERCIAL OPPORTUNITIES FOR CERTAIN TYPES OF OUR AIRCRAFT

     The market for certain aircraft models is currently very weak and is expected to remain so. For example, we currently lease three MD-11 aircraft, representing 5.94% of our fleet by appraised value as of January 31, 2003, to a Latin American lessee. The leases are due to expire between March and December 2004. However, due to difficult trading conditions for the current lessee which is in arrears, it has been agreed with the lessee that the aircraft will return in 2003. We are examining all possibilities in respect of the remarketing of the MD-11 aircraft including sale or conversion to freighter aircraft. The current market value of these aircraft and the cost of conversion (which would involve substantial cash expenditure by us) means it is highly unlikely that we would be able to sell or convert these aircraft in a manner which would meet the indenture requirements as outlined below in "-- Aircraft Sales". Likewise, we are examining all opportunities for our DC8-71F aircraft, some of which are currently non revenue-earning. The current market value of these aircraft is such that it is highly unlikely that we would be able to sell or scrap the aircraft at prices which would meet the indenture requirements as outlined below in "-- Aircraft Sales". Thus we may have no choice but to keep these aircraft on the ground (and incur the costs of storage, maintenance and insurance).

AIRCRAFT SALES

     Based on the recommendations of the servicer and the administrative agent, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust have identified a number of aircraft types for potential sale so long as the terms of a proposed sale for a particular aircraft are commercially advantageous to Airplanes Group and the sale complies with the requirements of the indentures. The aircraft types which have been identified for potential sale are B737-200, B727-200, DC-9, A300 and turboprop aircraft. At March 31, 2003, there was a total of 52 aircraft of these aircraft types in our portfolio representing 8.49% of our portfolio by appraised value as of January 31, 2003. Since June 1999, we have sold nineteen aircraft of these aircraft types for an aggregate of $43 million (including sales proceeds and capital lease bullet payments), which has been applied in accordance with the priority of payments provided under the indentures. Since March 31, 2002, two DC9-51 aircraft, three B737-200A aircraft and one DC8-71F aircraft have been sold and one DC9-32 aircraft was subject to a constructive total loss. In addition, three aircraft have become subject to full payout finance leases, where title will transfer to the relevant lessee at the end of the current leases.

     Our indentures restrict our ability to sell aircraft. Sales of an aircraft are generally permitted only if the sales proceeds are at least equal to 105% of the aggregate outstanding class A to D principal allocable to that aircraft by reference to the most recent appraised value (the "note target price"). Where note target price cannot be achieved, sales are subject to, among other conditions, a $50 million annual limit and a $500 million overall limit (determined in each case by reference to the appraised value of the aircraft to be sold at the original acquisition of the portfolio in 1996). As a result of the market price for aircraft declining at a rate greater than the decrease in outstanding principal of the class A to D notes due to the factors discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments", it is increasingly difficult to achieve sales of aircraft at or above note target price. Our ability to generate sales of aircraft at or above note target price will further decline as we fall behind our 2001 Base Case assumptions as to our principal repayments and this indenture restriction will likely present a real impediment to the ability of the servicer to maximize future cash flow from the portfolio. For example it may be in the best economic interests of Airplanes Group to sell a specific aircraft if a suitable opportunity is available rather than lease it or have it non-revenue earning (and requiring outlay for storage, maintenance and insurance), yet the indentures may prohibit this. As the annual limitation on aircraft sales is by reference to the appraised value of the aircraft at the initial acquisition by us, few aircraft can be sold below note target price in any year.

     As further discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments", the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust have resolved to undertake a consent solicitation seeking, among other things, to amend the indentures to permit sales of aircraft below note target price where the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust, as applicable have unanimously confirmed that such a sale is in the best interests of Airplanes Group and the noteholders and certain other conditions are met.

ITEM 2.  PROPERTIES

     Airplanes Group has no ownership or leasehold interest in any real property.

     Airplanes Limited's registered and principal office is located at 22 Grenville Street, St. Helier, Jersey, JE4 8PX, Channel Islands and its telephone number is 011-44-1534-609000.

     Airplanes Trust's principal office is located at 1100 North Market Street, Rodney Square North, Wilmington, Delaware 19890-0001, care of Wilmington Trust Company and its telephone number is 1-302-651-1000.

     For a description of Airplanes Group's interest in other property, see "Item 1. Business -- The Aircraft, Related Leases and Collateral."

ITEM 3.  LEGAL PROCEEDINGS

     Following the default by the Brazilian airline VASP under its leases, GPA Group (now known as debis AirFinance Ireland) sought and obtained in November 1992 a preliminary injunction for repossession of 13 aircraft and three engines, and subsequently repossessed these aircraft and engines. Airplanes Group acquired seven of these aircraft from GPA Group in March 1996, four of which remain in our portfolio, representing 1.98% of our portfolio by appraised value as of January 31, 2003. In December 1996, the High Court in Sao Paolo, Brazil, found in favor of VASP on appeal and granted it the right to the return of the aircraft and engines or the right to seek damages against debis AirFinance Ireland. debis AirFinance Ireland challenged this decision and in January 2000, the High Court granted a stay of the 1996 judgment while it considered debis AirFinance Ireland's rescission action. In April 2002, the High Court found in favour of debis AirFinance Ireland's recission action and overturned the 1996 judgement in favour of VASP. VASP has actively pursued appeals to this decision. debis AirFinance Ireland will continue to actively pursue all available courses of action, including defending appeals to superior courts which may seek to overturn the High Court decision of April 2002. A risk of repossession would only arise if VASP were successful on appeal in seeking repossession of the aircraft and the aircraft were located in Brazil. Although none of our lessees which lease any of the relevant aircraft is based in Brazil, some of them may operate those aircraft into Brazil from time to time.

     AeroUSA and AeroUSA 3 have in the past filed U.S. federal consolidated tax returns and certain state and local tax returns with debis AirFinance, Inc. (then known as AerFi, Inc.) and its subsidiaries. There are ongoing tax audits by certain state and local tax authorities with respect to tax returns previously reported by debis AirFinance, Inc. and its subsidiaries. debis AirFinance believes that none of these audits will have a material adverse impact upon the liquidity, results of operations or the financial condition of AeroUSA.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Airplanes Limited has an authorized share capital of 10,000 ordinary shares, with $1 par value per share. 30 ordinary shares of Airplanes Limited have been issued and are outstanding. The ordinary shares of Airplanes Limited are not listed on any national exchange or traded in any established market. These shares are held by Juris Limited and Lively Limited, each a Jersey limited liability company, as bare nominees for the benefit of the following three "CHARITABLE TRUSTS":

TITLE OF CLASS                              NAME AND ADDRESS            NUMBER OF SHARES   PERCENT OF CLASS
--------------                              ----------------            ----------------   ----------------
Common stock......................  Mourant & Co. Trustees Limited as      10 Shares          33 1/3%
                                    trustee of Holdings Trust I,
                                    22 Grenville Street,
                                    St. Helier, Jersey,
                                    Channel Islands
Common stock......................  Mourant & Co. Trustees Limited as      10 Shares          33 1/3%
                                    trustee of Holdings Trust II,
                                    22 Grenville Street,
                                    St. Helier, Jersey,
                                    Channel Islands
Common stock......................  Mourant & Co. Trustees Limited as      10 Shares          33 1/3%
                                    trustee of Holdings Trust III,
                                    22 Grenville Street,
                                    St. Helier, Jersey,
                                    Channel Islands

     Under its articles of association, Airplanes Limited pays an annual fixed cumulative preferential dividend of $4,500 (the "ANNUAL DIVIDEND AMOUNT") to the holders of its capital stock, but only when it has distributable profits which may lawfully be paid as dividends and provided that no event of default has occurred and is continuing.

     Mourant & Co. Trustees Limited, as trustee of each of the three charitable trusts, has agreed pursuant to a shareholders' agreement with Airplanes Limited and the indenture trustee not to transfer any part of the capital stock of Airplanes Limited without the prior written approval of the indenture trustee and all the directors of Airplanes Limited, unless the transferee is a trustee of a substantially identical charitable trust and enters into a substantially identical shareholders' agreement.

ITEM 6.  SELECTED COMBINED FINANCIAL DATA

     The selected combined financial data set out below for each of the years in the five year period ended March 31, 2003 have been extracted or derived from the financial statements of Airplanes Group, which have been audited by KPMG, independent chartered accountants. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

     The selected combined financial data set forth below combine the operating results, assets, liabilities and cash flows of Airplanes Limited and Airplanes Trust. The separate balance sheets, statements of operations, statements of comprehensive income/(loss), statements of changes in shareholders' deficit/net liabilities and statements of cash flows, and notes thereto, of Airplanes Limited and Airplanes Trust are contained in the financial statements included in "Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

The directors of Airplanes Limited and the controlling trustees of Airplanes Trust believe that a combined presentation is most appropriate because:

     - the assets of Airplanes Limited and Airplanes Trust are managed on the basis of one combined aircraft fleet, and

     - each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective notes.

You should note that the notes and the guarantees comprise obligations of two different legal entities owning different assets. However, the notes and guarantees have been structured in the indentures to ensure that no payments are made on a junior class of notes or guarantees of Airplanes Trust before all amounts due and payable on a more senior class of notes or guarantees of Airplanes Limited have been paid, and no payments are made on a junior class of notes or guarantees of Airplanes Limited before all amounts due and payable on a more senior class of notes or guarantees of Airplanes Trust have been paid.

     Aircraft assets are stated on the "predecessor cost basis," that is, reflecting debis AirFinance Ireland's historical cost less accumulated depreciation and impairment provisions. The difference between the predecessor cost basis and the amount of Airplanes Group's indebtedness is a significant component of total shareholders' deficit in the combined balance sheet data. The statements below are presented without provisions for loss making leases as further detailed in the notes to the financial statements at note 4.

COMBINED STATEMENT OF OPERATIONS DATA(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                    -----------------------------------------
                                                    1999     2000     2001     2002     2003
                                                    -----    -----    -----    -----    -----
                                                                  (IN MILLIONS)
REVENUES(2)
Aircraft leasing..................................  $ 526    $ 501    $ 471    $ 410    $ 358
Aircraft sales....................................    132        3       21        5       14
Other income......................................     --        1       --       --       --
EXPENSES
Cost of aircraft sold.............................   (118)      (1)     (14)      (2)     (15)
Depreciation......................................   (176)    (174)    (170)    (159)    (140)
Impairment Change.................................     --       --       --     (292)     (76)
Net interest expense(3)...........................   (428)    (468)    (536)    (609)    (725)
Bad and doubtful debts............................    (11)      (4)      (7)      (3)      (6)
Other lease costs.................................    (83)     (74)     (83)     (73)     (77)
Selling general and administrative expenses.......    (35)     (34)     (35)     (36)     (33)
Tax benefit/(charge)..............................      3       (7)      20       64        8
                                                    -----    -----    -----    -----    -----
Net loss..........................................  $(190)   $(257)   $(333)   $(695)   $(692)
                                                    =====    =====    =====    =====    =====

COMBINED BALANCE SHEET DATA(1)

                                                               AS OF MARCH 31,
                                             ---------------------------------------------------
                                              1999       2000       2001       2002       2003
                                             -------    -------    -------    -------    -------
                                                                (IN MILLIONS)
Aircraft, net, and net investment in
  capital and sales type leases............  $ 3,128    $ 2,947    $ 2,759    $ 2,296    $ 2,058
  Total assets.............................    3,453      3,206      3,023      2,523      2,275
                                             -------    -------    -------    -------    -------
Indebtedness(3)............................   (3,842)    (3,636)    (3,495)    (3,314)    (3,209)
Provision for maintenance..................     (283)      (274)      (246)      (257)      (275)
  Total liabilities........................   (4,892)    (4,902)    (5,052)    (5,283)    (5,769)
                                             -------    -------    -------    -------    -------
Net liabilities............................   (1,439)    (1,696)    (2,029)    (2,760)    (3,494)
                                             =======    =======    =======    =======    =======

COMBINED STATEMENT OF CASH FLOW DATA(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                    -----------------------------------------
                                                    1999     2000     2001     2002     2003
                                                    -----    -----    -----    -----    -----
                                                                  (IN MILLIONS)
Cash paid in respect of interest(3)...............  $ 223    $ 214    $ 210    $ 186    $ 179
Net cash provided by operating activities (after
  payment of interest)............................  $ 111    $ 181    $ 105    $ 120    $  91
Net cash provided by investing activities.........    135        8       26        9       16
Net cash used in financing activities.............   (240)    (210)    (137)    (184)    (108)
                                                    -----    -----    -----    -----    -----
Net increase/(decrease) in cash...................  $   6    $ (21)   $  (6)   $ (55)   $  (1)
                                                    =====    =====    =====    =====    =====

OTHER DATA(1)

                                                           FISCAL YEAR ENDED MARCH 31,
                                                    -----------------------------------------
                                                    1999     2000     2001     2002     2003
                                                    -----    -----    -----    -----    -----
                                                                  (IN MILLIONS)
Deficiency of combined earnings after combined
  fixed charges(4)................................  $(193)   $(250)   $(353)   $(761)   $(700)

---------------

(1) The financial statements of Airplanes Group are stated in U.S. dollars which is the principal operating currency of Airplanes Group and the aviation industry.

(2) Revenues include maintenance reserve receipts. See Note 14 to the financial statements.

(3) Net interest expense is significantly higher than cash paid in respect of interest in all periods reflecting the high interest rate accruing on the class E notes (20% adjusted for inflation) relative to the lower amount of cash interest payable on the class E notes for so long as the other classes of notes remain outstanding. Net interest expense is stated after crediting interest income of $14 million in 1999, $13 million in 2000, $14 million in 2001, $6 million in 2002, and $3 million in 2003. In the year ended March 31, 2002 Net interest expense includes an adjustment of US$(5) million in relation to the effect of change in accounting principle on the adoption of SFAS 133.

(4) Deficiency of combined earnings after combined fixed charges represents the amount by which Airplanes Group's loss before income taxes and fixed charges exceeded fixed charges. Fixed charges consists of interest expense. Because our fixed charges exceeded earnings for all periods presented, a ratio of earnings to fixed charges is not presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and analysis is based primarily on the combined operating results of Airplanes Limited and Airplanes Trust and not on their results reported as individual entities. You should note that the notes and the guarantees comprise obligations of two different legal entities owning different assets. The directors and the controlling trustees believe that a combined discussion is the most appropriate basis of presentation because:

     - Airplanes Limited and Airplanes Trust are not intended to be regarded as separate businesses but rather on the basis of one combined aircraft fleet, and

     - each of Airplanes Limited and Airplanes Trust has fully and unconditionally guaranteed the performance of the other under their respective notes.

The notes and guarantees have been structured in the indentures to ensure that no payments are made on a junior class of notes of Airplanes Trust or Airplanes Limited, as the case may be, before all amounts due and payable on a more senior class of notes of Airplanes Limited or Airplanes Trust, respectively, have been paid pursuant to the terms of the more senior classes of notes or the guarantees of these notes.

     Substantially all of Airplanes Group's future business is expected to consist of aircraft operating lease activities. Airplanes Group may also engage in aircraft sales subject to specified limitations and guidelines. Airplanes Group's revenues and operating cash flows are determined by a number of significant factors, including:

     - trading conditions in the civil aviation industry and, in particular, the market for aircraft on operating leases,

     - the mix, relative age and popularity of the various aircraft types in our portfolio, and

     - Airplanes Group's financial resources and liquidity position relative to its competitors who may possess substantially greater financial resources.

     Except to the extent that the strength of the U.S. dollar against some local currencies may adversely affect the ability of some of our lessees who operate in those currencies to pay us, the effect of changes in currency rates on Airplanes Group is minimal because Airplanes Group conducts its business almost entirely in U.S. dollars.

RECENT DEVELOPMENTS

OVERVIEW

     We have continued to suffer from a difficult business environment. In addition to the downturn in the general economic climate which had already begun, the commercial aircraft industry was one of the industries most severely impacted by the terrorist attacks of September 11, 2001. The subsequent military action in Afghanistan, the terrorist attack in Bali and the war in Iraq have all combined to further impact the industry. The recent terrorist attack in Saudi Arabia and the threat of further attacks continues to deter air travel. The Asia-Pacific region which had shown the most resilience in the face of all these events has now been affected by the outbreak of the Severe Acute Respiratory Syndrome (SARS) virus. Travel to many parts of South East Asia has been radically curtailed. The resulting reduction in overall passenger numbers and consequential reduction in flight schedules by airlines has caused a decline in demand for aircraft. Some carriers (including two major European carriers, Sabena and Swissair, and two major US carriers, United Airlines and US Airways, and two of our lessees, one Canadian and one Colombian, together representing 14.84% of our portfolio by appraised value as of January 31, 2003) have filed for bankruptcy, whilst others, including many of our lessees, have suffered large losses and continue to face severe financial difficulties. Oversupply of aircraft (including freighter aircraft), has resulted in increased aircraft downtime, aircraft being parked, a fall in market value of aircraft (especially older technology and less fuel-efficient aircraft or models no longer in production) and lower lease rates throughout the industry. The continued production of new aircraft contributes to the weakening of the lease and sales market for used aircraft and the low interest rate environment also adversely affects lease rates. We have ourselves experienced increased time between redelivery and re-leasing of aircraft as well as a decline in lease rates upon re-leasing or extensions of leases. As discussed in more detail below, we have had to restructure a large number of leases, resulting in rental reductions, holidays, deferrals and the early return of aircraft. We have also experienced a decline in both the market values and the appraised values of our aircraft, with the market value of certain of our aircraft types such as the MD80s and the F100s likely being permanently impaired. Oil prices have been volatile although may stabilise following the end of the war in Iraq.

RESTRUCTURINGS

     We have already agreed a substantial number of rental restructurings with our lessees, typically involving the rescheduling of rental payments over a specified period and/or the reduction of current rentals usually in return for extensions of the relevant leases. These arrangements can also include forgiveness of amounts in respect of rental arrears. While the servicer attempts to limit concessions, the current worldwide commercial aircraft market is characterized not only by a large number of weak lessees, but also by overcapacity of available aircraft in almost every aircraft category and restructuring of leases is often the only way to keep our aircraft in use and earning revenues. The servicer is still pursuing negotiations with certain lessees and we expect further restructurings to be agreed with a consequential adverse effect on lease rates and revenues. Given some of the fixed periods of reduced rentals we have had to negotiate with our lessees, even if there is a recovery in the near term in aircraft lease rates generally we would not be able to benefit immediately from the recovery.

AIRCRAFT APPRAISED VALUES

     There has been a decline of 12.66% in the appraised value of our fleet in the year to January 31, 2003, which is $170 million greater than the decline assumed in our 2001 Base Case assumptions. The appraised values are based upon the value of the aircraft at normal utilization rates in an open, unrestricted and stable market, and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models, or lease values for aircraft declining more rapidly than previous predictions. As a theoretical value, the appraised value is not indicative of market value and thus there is no guarantee that we would obtain the appraised value upon sale of any aircraft, since we might sell at a low point in the business cycle, and since appraised values are forward-looking. If the current oversupply of aircraft continues longer term, given the age of our fleet, certain of our aircraft may become obsolete significantly earlier than the useful life expectancy assumed in the 2001 Base Case assumptions, which would negatively impact appraised values further.

PERFORMANCE

     For the reasons outlined above we have not been able to meet either the 1996 Base Case or the 2001 Base Case assumptions. In light of lease restructurings and a weak leasing market generally, we are generating revenues at significantly lower levels than we had expected and at levels which we expect will be inadequate to pay minimum principal and interest on the class B notes and interest on the class C and D notes beginning in the final quarter of 2003.

     Specifically, as a result of the greater than expected decline in value of the aircraft in our portfolio, we have been required to pay class A principal adjustment amount to the extent that we have had available cash flows in order to maintain certain loan to initial appraised value ratios. We have paid class A principal adjustment amount in April and May 1998 and from February 1999 to April 2003. Since class A principal adjustment amount ranks ahead of scheduled principal payments on the class C and D notes, we were unable to make certain scheduled principal payments on the class C and D notes between April 1999 and March 2000, and, since April 2000, we have not paid any scheduled principal on the class C and D notes or paid any minimum interest on the class E notes.

     At the June 16, 2003 payment date we were ahead of the required class A minimum principal payment schedule to the extent of $23.8 million. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, our overall cash performance since September 11, 2001, has been significantly weaker than was assumed in the 2001 Base Case, the reasons for which are discussed above. We have not had sufficient cashflows to pay class A principal adjustment amounts in full and on both the May 15, and June 16, 2003 payment dates, we did not have sufficient cashflows to pay any class A principal adjustment amount. We expect we may not resume payment of class A principal adjustment amount in the future. Therefore, in time, we will no longer be ahead of the required class A minimum principal payment schedule. We expect this to occur in the third quarter of 2003, following which we will have to recommence payments of minimum principal on the class A notes to the extent of available cashflows. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given our expected cash performance we expect that, in addition to our current inability to pay scheduled principal on the class C and D notes, our cash flows will be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes beginning in the final quarter of 2003.

     While our actual results may differ from our current expectations, such differences as may arise are only likely to affect the timing of when we may cease to pay interest and minimum principal on the class B notes and interest on the class C and D notes.

     In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before we will be able to resume making any payments on these notes. If we fail to pay interest when due, as is currently projected to be the case with respect to the class B, C and D notes beginning in the final quarter of 2003, interest will accrue on the unpaid interest. In these circumstances, since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cash flows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. To the extent that cash is available at any subsequent time to make payments ranking below class A minimum principal, cash flows will first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cash flows over the life of Airplanes Group being sufficient to resume any payments of class B principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished. Thus, we may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. In addition, to the extent that we are able to resume making payments on these notes, payments will be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

     In general, the rights and remedies with respect to a note event of default are exercisable only by the trustee of and the holders of the most senior class of notes outstanding, and then only to the extent that there is an event of default with respect to that senior class of notes. For example, a failure to make a required payment on a class of notes is a default only with respect to that class of notes and the corresponding certificates. Accordingly, if an event of default occurs with respect to a class of notes which is not the most senior class outstanding, the holders of that class of notes (and thus, the corresponding certificates) will not be permitted to enforce their rights until all amounts owing under any more senior class of notes outstanding and certain other amounts have been paid in full. The class A notes are the most senior class of notes currently outstanding.

IMPAIRMENT

     We have reviewed our fleet for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). Under SFAS 144, Airplanes Group's policy is to evaluate for impairment when an asset's carrying value is greater than its net undiscounted expected future cash flows. The amount of the impairment charge is the difference between the asset's carrying value and its fair market value. We have determined that the estimated net future cash flows to be generated by certain of our aircraft, in particular our MD-11 aircraft will be less than their carrying value. These aircraft have been written down to their fair value, as estimated based on the expected net discounted future cash flows to be generated by the aircraft over their estimated remaining useful lives. The impairment provision of $76 million in the year to March 31, 2003 relates primarily to these aircraft and reflects poor perceived future lease prospects for these aircraft.

RATINGS

     Set out in the table below are the current ratings of our certificates:-

                                                               OUTSTANDING
                                                                PRINCIPAL
                                                              BALANCE AS AT
                                                                JUNE 16,                       MOODY'S (S&P
                        CERTIFICATE                               2003        S & P   FITCH     EQUIVALENT)
                        -----------                           -------------   -----   -----   ---------------
Subclass A-6................................................    $    190.5m   AA-     BBB-    A1 (A+)
Subclass A-8................................................    $    700.0m   A       BB      A3 (A-)
Subclass A-9................................................    $    750.0m   A       BB      Baa2 (BBB)
Class B.....................................................    $    235.7m   CCC     CCC     Caa2 (CCC)
Class C.....................................................    $    349.8m   CCC     CCC     Caa3 (CCC-)
Class D.....................................................    $    395.1m   CCC     CC      Ca (CC)

     Standard & Poor's has also placed each class and subclass of our certificates on negative outlook.

     Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

     The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

REMARKETING

     At March 31, 2003, we had 43 aircraft scheduled to be remarketed before December 31, 2003. These comprise seven B737 300s/400s/500s, three B737-200As, nine DHC8s, four MD83s, seven DC8s, one A300, one A320, three Metro-IIIs, six DC9s and two ATR42s and one B757-200 aircraft. Furthermore, in light of existing negotiations with certain lessees, we expect we will also experience early redeliveries of aircraft. As a result of the current oversupply of aircraft in the market place, we anticipate that we will experience difficulties in placing certain of these aircraft. To the extent that we suffer significant delays in placing these aircraft, we will incur substantial downtime and new lease rates are likely to be lower, and in some cases materially lower, than current lease rates.

MODIFIED HEDGING POLICY

     As further discussed under "Item 7A. Quantitative and Qualitative Disclosures about Market Risks - Interest Rate Risk and Management" we have reviewed and modified our hedging policy with the approval of the rating agencies and will not enter into any further hedges of the class B notes and certificates as we anticipate ceasing payments of interest on these notes and certificates in the final quarter of 2003. We believe it prudent to continue to hedge our interest rate exposure in respect of the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. We also expect that by the end of 2003, our cashflows will be insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments. Therefore, we are no longer including this cash balance in our hedging calculations from the end of 2003.

CONSENT SOLICITATION FOR INDENTURE AMENDMENT

     To retain flexibility in light of the changed circumstances described above, we have resolved to seek the consent of our certificate and noteholders to amend certain provisions of the indentures:

     - to permit us to sell aircraft, engines or parts pursuant to any Aircraft Agreement (as defined in the indentures) without a minimum sales price and without limitation on the value of aircraft that can be sold annually or in the aggregate so long as the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust, as applicable, have unanimously confirmed that such a sale is in the best interests of Airplanes Group and the noteholders and certain other conditions are met; and

     - to permit us to enter into swaps with a counterparty having at the time of entry into the swap (i) a short-term unsecured debt rating of A-1 or higher by Standard & Poor's and (ii) a long-term unsecured debt rating of A2 or higher by Moody's, or otherwise approved by the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust subject to prior written confirmation from rating agencies that entry into such swap would not result in the downgrade or withdrawal of such rating agency's current credit rating of any class or subclass of certificates.

     We believe that the first proposed amendment should allow us to generate some additional cash flows. In many cases, it may be in our best economic interest to sell an aircraft. However we are generally constrained by restrictions in the indentures which require us to sell aircraft at not less than the note target price. It is becoming increasingly difficult to obtain the note target price for sales of aircraft, given the depressed market and because our reduced cash flows mean that we are falling even further behind in our principal payments on certain classes of notes, resulting in even higher note target prices. Sales at prices below note target prices are only permitted subject to various conditions, including that no more than $50,000,000 worth of aircraft can be sold in any one year, and no more than $500,000,000 worth of aircraft can be sold in the aggregate, in each case on the basis of the initial appraised values. The initial appraised values are all significantly higher than current appraised values which have continued to decline. The annual limitation therefore in practice permits only a small number of aircraft sales below note target price each year. We have already used the full limitation for this fiscal year. This means that we are faced with costs, including storage, insurance and maintenance, in respect of aircraft that we can neither lease nor sell in accordance with the indentures and we are unlikely to be able to recoup those costs in the future. The limitations in the indentures present a significant impediment to the ability of the servicer to maximize cash flows for us.

     The proposed amendment allowing certain additional sales of aircraft does not represent a change in our primary business activity of leasing and re-leasing aircraft. Nor is it intended as a means to liquidate the portfolio. Rather, the proposed amendment is intended simply to permit sales, particularly for older aircraft, where the servicer has concluded that the most or only economic option for a particular aircraft is a sale, which sale would likely be precluded under the indentures as currently in force, because of the limitations on aircraft sales described above.

     We have identified at least eight aircraft (three DC8-71Fs, two B737-200As, and a DHC8-100A, a METRO-III and an A300B4-200) which are potential candidates for sale, having little to no re-lease prospects and which require expenditure for storage, maintenance and insurance.

     The second proposed amendment would allow us to retain flexibility that may reduce the cost of pursuing our hedging policy. We pursue a hedging policy, which is approved by the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust and the rating agencies, to manage our interest rate risk, as described more fully in Item 7A. "Quantitative and Qualitative Disclosure about Market Risks" below. The indentures require that any swap counterparty (or guarantor thereof) at the time of entry into a swap transaction have minimum ratings. These minimum ratings are currently at least an A-1+ short-term unsecured debt rating by Standard & Poor's and an A1 long-term unsecured debt rating by Moody's. Since these minimum ratings were set, the unsecured debt of many financial institutions, including some which are existing swap counterparties, has been downgraded to below these levels. Each class and sub-class of our certificates has also been downgraded by the rating agencies, in some cases significantly, see "Ratings" above. It is now proving both difficult and expensive to find counterparties with the requisite ratings willing to enter into swaps with us, and the original rationale for the required ratings level, to ensure that the swaps did not impose any credit risk on the most senior notes initially rated AA, no longer applies.

     Accordingly, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust intend to recommend that our certificateholders and noteholders consent to these proposed amendments. Under the terms of the indentures, the proposed amendments require the consent of a majority in outstanding principal amount of the noteholders, including the Class E noteholders, voting as a single class. Effectively, this requires the consent of a majority in outstanding principal amount of the certificateholders and the Class E noteholders, voting as a single class.

CRITICAL ACCOUNTING POLICIES

     Airplanes Group determined the critical principles by considering accounting policies that involve the most subjective decisions or assessments. The most critical accounting policies are those related to depreciation methods and impairment of aircraft values since both of these involve elements which require Airplanes Group to make assumptions as to matters that are highly uncertain at the time the estimates are made.

DEPRECIATION:

     Aircraft are recorded at cost and depreciated on a straight line basis over the estimated life to their estimated residual value. The determinations of useful life and residual value are critical to the calculation of depreciation. The estimates of residual values are generally 15% of cost and the useful lives are as follows:

                                                              YEARS          FROM
                                                              -----    ----------------
Stage 2 aircraft............................................  20-25    Manufacture date
Refurbished and upgraded aircraft -- converted to
  freighters................................................  20       Conversion date
Turboprop aircraft..........................................  22.5     Manufacture date
All other aircraft..........................................  25       Manufacture date

     The estimates of useful lives and residual values are reviewed at least annually.

IMPAIRMENT:

     Aircraft are periodically reviewed for impairment in accordance with SFAS
144. An impairment loss is evaluated when the undiscounted expected future cash flows of the aircraft are less than its carrying value and the loss is measured as the excess of the carrying value over the fair value. The fair value of the aircraft is generally based on independent appraisals of the aircraft.

     Under the indentures, Airplanes Group is required to obtain appraisals at least once each year and in any case no later than March 1 of each year from at least three independent appraisers. The appraisals assume, among other things, that the aircraft are utilized normally in an open, unrestricted and stable market. Short term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly.

     The impairment loss is determined based on the estimated discounted future cash flows of an aircraft. The appraised values are determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand." Since this assumption may not be appropriate to certain aircraft, estimated discounted cash flows are used as a more accurate indication of fair value. The estimated discounted future cash flows assume, among other things, market rates at the end of the existing lease term, other lease costs, downtime and weighted average cost of capital.

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 2003 COMPARED WITH YEAR ENDED MARCH 31, 2002.

     Airplanes Group's results for the year ended March 31, 2003 reflected a continuation of the apparent difficult trading conditions for the aviation industry. Continued difficult trading conditions gave rise to the requirement for impairment provisions in the year ended March 31, 2003 and in the year ended March 31, 2002 and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These factors will continue to have a significant adverse impact in future periods, although various factors, including the timing of receipts and expenditures and non-recurring items, can result in short term swings in any particular reporting period.

     Airplanes Group generated $91 million in cash from operations in the year ended March 31, 2003 compared to $120 million in the year ended March 31, 2002. The decrease in cash generated from operations is primarily attributable to a reduction in lease revenues caused by an increased level of lease restructurings and, to a lesser extent, greater aircraft downtime and reduced rentals as a result of aircraft sales in previous periods. There were seven aircraft sales in the year ended March 31, 2003, compared to the year ended March 31, 2002 when there were two sales. There was a net loss after taxation for the year ended March 31, 2003 of $692 million (Airplanes Limited:
$636 million; Airplanes Trust: $56 million) compared to a net loss after taxation for the year ended March 31, 2002 of $695 million (Airplanes Limited:
$623 million; Airplanes Trust: $72 million). Excluding accrued but unpaid class E note interest, the decrease in the net loss for the period of $119 million was primarily attributable to an aircraft impairment provision of $292 million (Airplanes Limited: $245 million; Airplanes Trust: $47 million) in the year ended March 31, 2002, as compared to a provision of $76 million (Airplanes
Limited: $74 million; Airplanes Trust: $2 million) in the year ended March 31, 2003 and a reduction in revenue due primarily to rental restructurings in the year ended March 31, 2003.

LEASING REVENUES

     Leasing revenues (which include maintenance reserve receipts from certain of our lessees) for the year ended March 31, 2003 were $358 million (Airplanes
Limited: $337 million; Airplanes Trust: $21 million) compared with $410 million (Airplanes Limited: $382 million; Airplanes Trust: $28 million) for the year ended March 31, 2002. The decrease was primarily attributable to a number of lease restructurings including rental reductions, the number of aircraft off-lease and to the reduction in the number of aircraft on lease as a consequence of aircraft sales in previous periods. At March 31, 2003, we had 158 of our 179 aircraft on lease (Airplanes Limited: 147 aircraft; Airplanes Trust:
11 aircraft) compared to 180 of our 186 aircraft on lease (Airplanes Limited:
168 aircraft; Airplanes Trust: 12 aircraft) at March 31, 2002.

IMPAIRMENT PROVISIONS

     Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires an assessment for impairment when an asset's carrying value is greater than its fair value as measured by net undiscounted expected future cash flows. Impairments are measured by the excess of carrying value over fair value. Following consideration of the estimated future cash flows to be generated by our aircraft, a SFAS 144 assessment resulted in the requirement for an impairment provision of $76 million (Airplanes Limited: $74 million; Airplanes Trust: $2 million) in the year ended March 31, 2003 as compared with $292 million (Airplanes Limited: $245 million; Airplanes Trust: $47 million) for the year ended March 31, 2002.

DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 2003 amounted to $140 million (Airplanes Limited: $132 million; Airplanes Trust:
$8 million) as compared with $159 million (Airplanes Limited: $146 million; Airplanes Trust: $13 million) for the year ended March 31, 2002. The reduction in the charge resulted primarily from the reduced depreciable value of the fleet following the impairment provisions made in the year ended March 31, 2002 and, to a lesser extent, aircraft sales in previous periods.

AIRCRAFT SALES

     Aircraft sales revenues of $14 million (Airplanes Limited: $14 million, Airplanes Trust: $Nil) in respect of the sale of three B737-200A aircraft, two DC9-51 aircraft, one DC8-71F aircraft and insurance proceeds in relation to one DC9-32 aircraft which was deemed a constructive total loss were received in the year ended March 31, 2003. The net book value of the aircraft sold was $15 million (Airplanes Limited: $15 million; Airplanes Trust: $Nil). Sales revenues of $5 million (Airplanes Limited: $5 million; Airplanes Trust; $Nil) in respect of the sale of three B737-200A aircraft and one DC9-51 aircraft were received in the year ended March 31, 2002. The net book value of the aircraft sold was $2 million (Airplanes Limited: $2 million; Airplanes Trust: $Nil).

NET INTEREST EXPENSE

     Net interest expense was $725 million (Airplanes Limited: $660 million; Airplanes Trust: $65 million), of which $181 million related to interest on the class A to D notes and interest rate swaps and $544 million related to interest on the class E notes, in the year ended March 31, 2003 compared to $614 million (Airplanes Limited: $559 million; Airplanes Trust: $55 million), of which $186 million related to interest on the class A to D notes and $428 million related to interest on the class E notes, in the year ended March 31, 2002. The increase in the amount of interest charged was primarily due to interest on accrued but unpaid class E note interest of $116 million and a net credit of $9 million in the year ended March 31, 2002 relating to the sale of our swaption portfolio partially offset by lower average debt and interest rates in the year ended March 31, 2003.

     The weighted average interest rate on the class A to D notes (taking into account the interest rate swaps entered into by Airplanes Group and the class E minimum interest amount, but excluding the class E supplemental interest amount and the remainder of the class E adjusted interest) during the year ended March 31, 2003 was 6.77% and the average debt in respect of the class A to D notes outstanding during the period was $2,674 million. The class E notes together with the accrued but unpaid class E note interest, accrue interest at a rate of 20% per annum, as adjusted (by reference to the U.S. consumer price index, effective March 28, 1996) to the current level of 23.4%.

     The weighted average interest rate on the class A to D notes (on the same basis as above) during the year to March 31, 2002 was 7.18% and the average debt in respect of the class A to D notes outstanding during the period was $2,797 million.

     The difference for the year ended March 31, 2003 between Airplanes Group's net interest expense of $725 million (Airplanes Limited: $660 million; Airplanes
Trust: $65 million) and cash paid in respect of interest of $179 million (Airplanes Limited: $162 million; Airplanes Trust: $17 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

     Net interest expense is stated after deducting interest income earned during the relevant period. In the year ended March 31, 2003, Airplanes Group earned interest income (including lessee default interest) of $3 million (Airplanes Limited: $3 million; Airplanes Trust: $Nil million) compared with $6 million in the year ended March 31, 2002 (Airplanes Limited: $6 million; Airplanes Trust: $Nil).

BAD DEBT PROVISIONS

     Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the year ended March 31, 2003, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the period. Overall, there was a net charge in respect of bad and doubtful debts in the year ended March 31, 2003 of $6 million (Airplanes
Limited: $5 million; Airplanes Trust: $1 million) compared with an overall net charge of $3 million for the year ended March 31, 2002 (Airplanes Limited: $2 million; Airplanes Trust: $1 million).

OTHER LEASE COSTS

     Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the year ended March 31, 2003 amounted to $77 million (Airplanes Limited: $73 million; Airplanes Trust: $4 million) compared with other lease costs of $73 million (Airplanes Limited: $70 million; Airplanes
Trust: $3 million) in the year ended March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended March 31, 2003 amounted to $33 million (Airplanes Limited: $31 million; Airplanes Trust:
$2 million) as compared to the year ended March 31, 2002 of $36 million (Airplanes Limited: $33 million; Airplanes Trust: $3 million).

     The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS as servicer. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the year ended March 31, 2003 include $24 million (Airplanes Limited: $23 million; Airplanes Trust:
$1 million) relating to servicing fees consistent with $24 million (Airplanes
Limited: $22 million; Airplanes Trust: $2 million) in the year ended March 31, 2002.

     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the year ended March 31, 2003 was $6 million (Airplanes Limited: $5 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, compared with the charge of $10 million (Airplanes
Limited: $9 million; Airplanes Trust: $1 million) for the year ended March 31, 2002.

OPERATING LOSS

     The operating loss for the year ended March 31, 2003 was $700 million (Airplanes Limited: $639 million; Airplanes Trust: $61 million) compared with an operating loss of $764 million for the year ended March 31, 2002 (Airplanes
Limited: $670 million; Airplanes Trust: $94 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

TAXES

     There was a tax benefit of $8 million (Airplanes Limited: $3 million, Airplanes Trust $5 million) in the year ended March 31, 2003, as compared with a tax benefit of $64 million (Airplanes Limited: $42 million, Airplanes Trust: $22 million) for the year ended March 31, 2002.

NET LOSS

     The net loss after taxation for the year ended March 31, 2003 was $692 million (Airplanes Limited: $636 million; Airplanes Trust: $56 million) compared with a net loss after taxation for the year ended March 31, 2002 of $695 million (Airplanes Limited: $623 million; Airplanes Trust: $72 million), including an adjustment of $5 million (Airplanes Limited: $5 million; Airplanes Trust: $Nil) for the cumulative effect in relation to the adoption of SFAS 133.

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 2002 COMPARED WITH YEAR ENDED MARCH 31, 2001.

     Airplanes Group's results for the year ended March 31, 2002 reflected a continuation of the already apparent difficult trading conditions in the aviation industry. The events of September 11, 2001 as discussed above at "Recent Developments," exacerbated an already difficult situation and have had a marked impact on the results for the year to March 31, 2002 in particular giving rise to a decline in the fair value of the aircraft and the resulting requirement for impairment provisions and to lessees seeking a variety of rental restructurings including rental reductions and deferrals. These factors are expected to have a continuing significant impact on Airplanes Group's results in future periods.

     Overall, Airplanes Group generated $120 million in cash from operations in the year to March 31, 2002 compared to $105 million in the year ended March 31, 2001. The increase in cash generated from operations in the year ended March 31, 2002 is primarily attributable to net maintenance inflows, lower LIBOR rates on the notes and a reduction in other lease costs. This was offset to some extent by an increased level of lease restructurings, greater aircraft downtime, lower interest rates on floating rate leases and a reduction in the number of aircraft on lease as a result of previous aircraft sales. There was a net loss after taxation for the year ended March 31, 2002 of $695 million (Airplanes Limited:
$623 million; Airplanes Trust: $72 million) compared to a net loss after taxation for the year ended March 31, 2001 of $333 million (Airplanes Limited:
$316 million; Airplanes Trust: $17 million). The increase in the net loss for the period was primarily attributable to impairment provisions, a decrease in lease revenue, and additional interest being charged on accrued but unpaid class E note interest.

LEASING REVENUES

     Leasing revenues (which include maintenance reserve receipts which Airplanes Group receives from certain of its lessees) for the year ended March 31, 2002 were $410 million (Airplanes Limited: $382 million; Airplanes Trust:
$28 million) compared with $471 million (Airplanes Limited: $432 million; Airplanes Trust: $39 million) for the year ended March 31, 2001. The decrease in 2002 was primarily attributable to a reduction in lease revenues due to an increased level of lease restructurings, greater aircraft downtime and, to a lesser extent, lower interest rates on floating rate leases, a greater number of off-lease aircraft during the year ended March 31, 2002 and the reduction in the number of aircraft on lease in the year ended March 31, 2002 as a consequence of previous aircraft sales. At March 31, 2002, Airplanes Group had 180 of its 186 aircraft on lease (Airplanes Limited: 168 aircraft; Airplanes Trust: 12 aircraft) compared to 187 of its 193 aircraft on lease (Airplanes Limited: 171 aircraft; Airplanes Trust: 16 aircraft) at March 31, 2001.

IMPAIRMENT PROVISION

     Aircraft carrying values are periodically assessed for impairment in accordance with SFAS 144. The statement requires the recognition of an impairment when an assets carrying value is greater than its net undiscounted expected future cash flows. Following receipt of the January 2002 appraised values (see "Item 1 -- Business -- The Aircraft, Related Leases and Collateral -- Appraisals") and consideration of the estimated future cash flows to be generated by our aircraft, an SFAS 144 assessment resulted in the requirement for an impairment provision of $292 million (Airplanes Limited: $245 million; Airplanes Trust: $47 million) in the year ended March 31, 2002.

DEPRECIATION AND AMORTIZATION

     The charge for depreciation and amortization in the year ended March 31, 2002 amounted to $159 million (Airplanes Limited: $146 million; Airplanes Trust:
$13 million) compared with $170 million (Airplanes Limited: $154 million; Airplanes Trust: $16 million) for the year ended March 31, 2001. The reduced charge in the year ended March 31, 2002, resulted from the reduced depreciable value of the fleet following the impairment provision created in the quarter ended December 31, 2001.

AIRCRAFT SALES

     Sales revenues of $5 million (Airplanes Limited: $5 million; Airplanes Trust; $Nil) in respect of the sale of three B737-200A aircraft and one DC9-51 aircraft were received in the year ended March 31, 2002. The net book value of the aircraft sold was $2 million (Airplanes Limited: $2 million, Airplanes Trust $Nil) in the year ended March 31, 2002. Sales revenues of $21 million (Airplanes
Limited: $8 million, Airplanes Trust: $13 million) in respect of the sale of the airframe from an A300 aircraft, the sale of four engines from two A300 aircraft, the airframes of which had been sold separately and the sale of one B737-200A aircraft were received in the year ended March 31, 2001. The net book value of the aircraft sold was $14 million (Airplanes Limited: $4 million, Airplanes
Trust: $10 million) in the year ended March 31, 2001.

NET INTEREST EXPENSE

     Net interest expense was $614 million (Airplanes Limited: $559 million; Airplanes Trust: $55 million) in the year ended March 31, 2002 compared to $536 million (Airplanes Limited: $487 million; Airplanes Trust: $49 million) in the year ended March 31, 2001. The increase in the amount of interest charged was primarily due to additional interest charged on accrued but unpaid class E note interest of $101 million offset by lower average debt and interest rates and a gain on the sale of swaptions of $9 million in the year ended March 31, 2002.

     The weighted average interest rate on the class A, B, C and D notes (taking into account the interest rate swaps entered into by Airplanes Group and the class E minimum interest amount but excluding the class E supplemental interest amount and the remainder of the class E adjusted interest) during the year ended March 31, 2002 was 7.18% and the average debt in respect of the class A, B, C and D notes outstanding during the year was $2,797 million. The class E notes accrue interest at a rate of 20% per annum (as adjusted by reference to the U.S. consumer price index, effective March 28, 1996). The weighted average interest rate on the class A, B, C and D notes (also taking into account the interest rate swaps entered into by Airplanes Group and the class E minimum interest amount but excluding the class E supplemental interest amount and the remainder of the class E adjusted interest) during the year ended March 31, 2001 was 7.669% and the average debt in respect of the class A, B, C and D notes outstanding during the year was $2,984 million.

     The difference for the year ended March 31, 2002 in Airplanes Group's net interest expense of $614 million (Airplanes Limited: $559 million; Airplanes
Trust: $55 million) and cash paid in respect of interest of $186 million (Airplanes Limited: $169 million; Airplanes Trust: $17 million) is substantially accounted for by the fact that interest on the class E notes is accrued but unpaid.

     Net interest expense is stated after deducting interest income earned during the relevant year. In the year ended March 31, 2002, Airplanes Group earned interest income (including lessee default interest) of $6 million (Airplanes Limited: $6 million; Airplanes Trust: $Nil) compared with $14 million in the year ended March 31, 2001 (Airplanes Limited: $14 million; Airplanes
Trust: $Nil).

BAD DEBT PROVISIONS

     Airplanes Group's practice is to provide specifically for any amounts due but unpaid by lessees based primarily on the amount due in excess of security held and also taking into account the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment. While a number of Airplanes Group's lessees failed to meet their contractual obligations in the year ended March 31, 2002, resulting in the requirement for additional provisions in respect of bad and doubtful debts in respect of these lessees, the credit exposure with regard to certain other carriers improved in the year. Overall, there was a net charge of $3 million in respect of bad and doubtful debts (Airplanes Limited: $2 million; Airplanes
Trust: $1 million) in the year ended March 31, 2002, compared with a net charge of $7 million for the year ended March 31, 2001 (Airplanes Limited: $5 million; Airplanes Trust: $2 million). The net charge in the year ended March 31, 2002 was primarily as a result of provisions required in respect of two Colombian lessees, one Brazilian lessee and one U.S. lessee.

LOSS-MAKING LEASE PROVISIONS

     Prior to the fourth quarter of the year ended March 31, 2002, we deemed lease agreements to be "loss making" in circumstances where the contracted rental payments were insufficient to cover the depreciation and allocated interest attributable to the aircraft plus certain direct costs, such as legal fees and registration costs, attributable to that lease over its term. For these purposes, interest was allocated to individual aircraft based on the weighted average interest cost of the principal balance of the notes and the class E notes (excluding, in the case of the class E notes, the element of interest which is payable only in the event that the principal amount of all the notes is repaid). We determined that this provision for loss making leases and related reserve was not appropriate under authoritative accounting literature and we therefore eliminated such provision. All prior periods presented in our financial statements were restated to reflect this change.

OTHER LEASE COSTS

     Other lease costs, comprising mainly a transfer to the provision for maintenance and aircraft related technical expenditure associated with remarketing the aircraft, in the year ended March 31, 2002 amounted to $73 million (Airplanes Limited: $70 million; Airplanes Trust: $3 million) compared to other lease costs of $83 million (Airplanes Limited: $81 million; Airplanes
Trust: $2 million) in the year ended March 31, 2001. The decrease in other lease costs arises due to a lower number of new leases entered into during the year and an increased number of lease extensions, resulting in lower transition costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended March 31, 2002 amounted to $36 million (Airplanes Limited: $33 million; Airplanes Trust:
$3 million). This is a comparable expense to that incurred in the year ended March 31, 2001 of $35 million (Airplanes Limited: $33 million; Airplanes Trust:
$2 million).

     The most significant element of selling, general and administrative expenses is the aircraft servicing fees paid to GECAS. Substantially all of these amounts represent asset based fees calculated as an annual percentage of agreed values of aircraft under management pursuant to a servicing agreement. Selling, general and administrative expenses in the year ended March 31, 2002 and the year ended March 31, 2001 include $24 million (Airplanes Limited: $22 million; Airplanes Trust: $2 million) relating to GECAS servicing fees.

     A further significant element of Airplanes Group's actual selling, general and administrative expenses reported in the year ended March 31, 2002 is $10 million (Airplanes Limited: $9 million; Airplanes Trust: $1 million) in respect of administrative agency and cash management fees payable to subsidiaries of debis AirFinance Ireland, similar to the charge of $9 million for the year ended March 31, 2001.

OPERATING LOSS

     The operating loss for the year ended March 31, 2002 was $764 million (Airplanes Limited: $670 million; Airplanes Trust: $94 million) compared with an operating loss of $353 million for the year ended March 31, 2001 (Airplanes
Limited: $324 million; Airplanes Trust: $29 million). Airplanes Limited and Airplanes Trust are expected to continue to report substantial losses in the future.

TAXES

     There was a tax benefit of $64 million (Airplanes Limited: $42 million; Airplanes Trust: $22 million) in the year ended March 31, 2002, as compared with a tax benefit of $20 million (Airplanes Limited: $8 million, Airplanes Trust:
$12 million) for the year ended March 31, 2001. This benefit arose from the reversal of timing differences in deferred tax (see note 18 to the financial statements).

NET LOSS

     The net loss after taxation for the year ended March 31, 2002 was $695 million (Airplanes Limited: $623 million; Airplanes Trust: $72 million) compared with a net loss after taxation for the year ended March 31, 2001 of $333 million (Airplanes Limited: $316 million; Airplanes Trust: $17 million). The principal change in the year ended March 31, 2002 is the inclusion of an impairment provision of $292 million.

FINANCIAL RESOURCES AND LIQUIDITY

     Our primary source of liquidity is rental payments made by lessees under the leases. Our principal uses of cash rental payments are expenses related to the aircraft and their servicing, corporate expenses and the payment of interest, principal and any premium on indebtedness. See "-- Indebtedness" for more information regarding our outstanding debt.

     Airplanes Group's cash balances at March 31, 2003 amounted to $141 million (Airplanes Limited: $135 million; Airplanes Trust: $6 million) compared to cash balances at March 31, 2002 of $142 million (Airplanes Limited: $136 million; Airplanes Trust: $6 million).

     Under the terms of Airplanes Group's indebtedness, we are required to maintain cash balances, which we refer to as the "LIQUIDITY RESERVE AMOUNT," equal to (1) the amount of security deposits ($30 million at March 31, 2003) and
(2) a maintenance reserve. See "-- The Accounts -- Liquidity Reserve Amount" for circumstances under which these amounts may be increased or decreased. The terms of Airplanes Group's indebtedness restrict the use of this cash so that it is generally not available to service debt. The liquidity reserve amount has been determined largely based on an analysis of historical experience, assumptions regarding Airplanes Group's future performance and the frequency and cost of certain contingencies in respect of the aircraft. It is intended to provide liquidity for meeting the cost of maintenance obligations and non-maintenance, aircraft-related contingencies such as removing liens, complying with ADs and repossessing and re-leasing aircraft.

     In analyzing the future impact of costs, assumptions have been made regarding their frequency and amount based on historical experience. There can be no assurance, however, that historical experience will prove to be relevant or that actual cash received by Airplanes Group will not be significantly less than that assumed. Any significant adverse variation, such as we are experiencing, may materially adversely affect our ability to make payments of interest and principal on the notes and certificates.

     During future years, we may have to incur unusually high cash expenditures for the purpose of airframe and engine overhauls and complying with new regulatory requirements for aircraft operating in Europe and North America. Depending on their level and timing, these payments could further adversely affect our ability to make certain principal payments on the notes since aircraft expenses rank ahead of payments on the notes and certificates.

OPERATING ACTIVITIES

     Operating cash flows depend on many factors including the performance of lessees and Airplanes Group's ability to re-lease aircraft, the average cost of the notes, the efficacy of Airplanes Group's interest rate hedging policies, the ability of Airplanes Group's swap providers to perform under the terms of their swap and similar obligations and maintenance cash flows which, although expected to be neutral over time, may not balance in any given year.

     Net cash provided by operating activities in the year ended March 31, 2003 amounted to $91 million (Airplanes Limited: $81 million; Airplanes Trust: $10 million) compared with $120 million in the year ended March 31, 2002 (Airplanes
Limited: $134 million; Airplanes Trust: $(14) million). This includes cash paid in respect of interest of $179 million in the year ended March 31, 2003 (Airplanes Limited: $162 million; Airplanes Trust: $17 million) compared with the $186 million in the year ended March 31, 2002 (Airplanes Limited: $169 million; Airplanes Trust: $17 million). The decrease in net cash provided by operating activities in the year ended March 31, 2003 is primarily attributable to an increased level of lease restructurings, greater aircraft downtime, lower interest rates on floating rate leases and a reduction in the number of aircraft on lease as a result of previous aircraft sales. This was offset to some extent by net maintenance inflows, lower LIBOR rates on the notes and a reduction in other lease costs.

     There was a reduction in the amount of cash paid as interest during the year ended March 31, 2003 of $7 million, as a result of lower average debt and a lower average interest rate.

INVESTING AND FINANCING ACTIVITIES

     Cash flows from investing activities in the year ended March 31, 2003 reflect the cash provided by capital and sales type leases which was $4 million (Airplanes Limited: $4 million; Airplanes Trust: $Nil) compared to $7 million (Airplanes Limited: $7 million; Airplanes Trust: $Nil) in the year ended March 31, 2002. In the year ended March 31, 2003, Airplanes Group also received net sales proceeds of $14 million (Airplanes Limited: $14 million; Airplanes Trust:
$Nil) compared to $5 million (Airplanes Limited: $5 million; Airplanes Trust:
$Nil) in the year ended March 31, 2002.

     Cash flows from financing activities in the year ended March 31, 2003 reflect the repayment of $108 million of principal on the subclass A-6 notes and class B notes by Airplanes Group (Airplanes Limited: $98 million; Airplanes
Trust: $10 million) compared with $184 million of principal repaid on the subclass A-6 and class B by Airplanes Group (Airplanes Limited: $168 million; Airplanes Trust: $16 million) in the year ended March 31, 2002. The decrease in principal repayments in the year ended March 31, 2003 as compared to the year ended March 31, 2002, is due to an decrease in cash provided by operating activities as discussed above.

INDEBTEDNESS

     Airplanes Group's outstanding indebtedness consisted of class A, B, C, D and E notes in the amount of $3,209 million (Airplanes Limited: $2,924 million; Airplanes Trust: $285 million) at March 31, 2003 and $3,314 million (Airplanes
Limited: $3,019 million; Airplanes Trust: $295 million) at March 31, 2002. Airplanes Group had $591 million of class E notes outstanding at March 31, 2003 and 2002. The terms of each subclass of notes, including the outstanding principal amount as of March 15, 2003, and estimated fair market value as of March 31, 2003, are as follows:

                               OUTSTANDING                                                 ESTIMATED
                                PRINCIPAL            ANNUAL                               FAIR MARKET
CLASS OR SUBCLASS OF           AMOUNT AS OF       INTEREST RATE          FINAL            VALUE AS OF
CERTIFICATES AND NOTES        MARCH 15, 2003    (PAYABLE MONTHLY)    MATURITY DATE     MARCH 31, 2003(4)
----------------------        --------------    -----------------    --------------    -----------------
                               ($ MILLIONS)                                              ($ MILLIONS)
Subclass A-6................      191.7         LIBOR+0.340%         March 15, 2019          182.1
Subclass A-8(1).............      700.0         LIBOR+0.375%         March 15, 2019          616.0
Subclass A-9(2).............      750.0         LIBOR+0.550%         March 15, 2019          630.0
Class B.....................      240.5         LIBOR+0.750%         March 15, 2019           64.9
Class C.....................      349.8         8.150%               March 15, 2019           50.7
Class D.....................      395.1         10.875%              March 15, 2019           27.7
Class E (notes only)(3).....      591.2         20.000%              March 15, 2019             --

---------------

(1) Airplanes Group was due to refinance the subclass A-8 certificates and notes on March 15, 2003. Given market conditions and the impact these conditions have had on our performance as compared to the 2001 Base Case, a refinancing at that time was not economically viable. Step-up interest has therefore accrued on the subclass A-8 certificates and notes since March 15, 2003. However, due to insufficient cash flows and the low priority of step-up interest in the priority of payments, no step-up interest has been paid.

     Prior to March 15, 2003, on each payment date the priority of the principal amounts outstanding in respect of the various subclasses of class A certificates and notes was subclass A-6, subclass A-9 and subclass A-8 in that order. Because there was no refinancing of the subclass A-8 notes by March 15, 2003, the priority of the principal amounts outstanding in respect of the various subclasses of class A certificates and notes is now, subclass A-6, subclass A-8 and subclass A-9 in that order.

(2)  The subclass A-9 certificates were issued on March 15, 2001.

(3) The annual interest rate on the class E notes is adjusted by reference to changes in the U.S. Consumer Price Index since March 28, 1996. As of March 31, 2003, the annual interest rate on the class E notes was 23.90%. Except for the class E minimum interest amount and supplemental interest amount, payable at 1% and 10% per annum respectively, no principal or interest is payable on the class E notes until the more senior classes of notes have all been paid in full. As of March 31, 2003, the accrued and unpaid class E minimum interest amount and supplemental interest amount was $2,041 million.

(4) Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at March 31, 2003 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale.

NEW PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS Statement No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires Airplanes Group to record the fair value of an asset retirement obligation as a liability in the period in which the entity incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires Airplanes Group to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. No accrual has been made for asset retirement cost as Airplanes Group is currently unable to determine the timing or amount of any such costs.

     On April 30, 2003, the FASB issued SFAS Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to address (1) decisions reached by the Derivatives Implementation Group, (2) developments in other FASB projects that address financial instruments, and (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133, and Airplanes Group is currently considering its potential effect on future financial statements.

     On May 15, 2003, the FASB issued SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, Statement 150 is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. As Airplanes Group does not currently have any equity instruments outstanding, the new standard is not expected to have any effect on future financial statements.

COMPARISON OF ACTUAL CASH FLOWS VERSUS THE 2001 BASE CASE FOR THE FOUR MONTH PERIOD FROM JANUARY 10, 2003 TO MAY 15, 2003.

     The discussion and analysis which follows is based on the results of Airplanes Limited and Airplanes Trust and their subsidiaries as a single entity (collectively "AIRPLANES GROUP").

     THE FINANCIAL INFORMATION SET FORTH BELOW WAS NOT PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES OF THE UNITED STATES. THIS INFORMATION MUST BE READ IN CONJUNCTION WITH AIRPLANES GROUP'S MOST RECENT FINANCIAL INFORMATION PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES OF THE UNITED STATES. FOR THIS YOU SHOULD REFER TO PAGES F-1 TO F-27 OF THIS REPORT ON FORM 10-K.

     For the purposes of this report, the "FOUR MONTH PERIOD" comprises information from the monthly cash reports as filed at the Securities and Exchange Commission as Forms 8-K for the relevant months ended February 18, 2003, March 17, 2003, April 15, 2003 and May 15, 2003. The financial data in these reports includes cash receipts from January 10, 2003 (first day of the Calculation Period for the February 2003 report) up to May 9, 2003 (last day of the Calculation Period for the May 2003 report). Page 69 presents the cumulative cash flow information from March 2001 to the May 2003 payment date. This report, however, limits its commentary to the Four Month Period.

     THE 2001 BASE CASE CONTAINED ASSUMPTIONS IN RESPECT OF AIRPLANES GROUP'S FUTURE CASH FLOWS AND EXPENSES. SINCE THESE ASSUMPTIONS WERE DEVELOPED, GLOBAL ECONOMIC CONDITIONS, AND PARTICULARLY CONDITIONS IN THE COMMERCIAL AVIATION INDUSTRY, HAVE WORSENED SIGNIFICANTLY, PARTICULARLY SINCE SEPTEMBER 11, 2001, AS DISCUSSED ABOVE UNDER "-- RECENT DEVELOPMENTS". ACCORDINGLY THE PERFORMANCE OF AIRPLANES GROUP HAS BEEN AND WE EXPECT IT TO CONTINUE TO BE WORSE THAN THE 2001 BASE CASE, WITH PARTICULAR REFERENCE TO THOSE ASSUMPTIONS RELATING TO AIRCRAFT RE-LEASE RATES, AIRCRAFT VALUES, AIRCRAFT DOWNTIME AND LESSEE DEFAULTS.

     THE FOLLOWING IS A DISCUSSION OF THE TOTAL CASH COLLECTIONS, TOTAL CASH EXPENSES, INTEREST PAYMENTS AND PRINCIPAL PAYMENTS IN THE FOUR MONTH PERIOD AND SHOULD BE READ IN CONJUNCTION WITH THE ANALYSIS ON PAGE 68.

CASH COLLECTIONS

     "TOTAL CASH COLLECTIONS" include Net Lease Rental, Interest Earned, Aircraft Sales, Net Maintenance and Other Receipts (each as defined below). In the Four Month Period, Airplanes Group generated approximately $87.0 million in Total Cash Collections, $53.0 million less than the 2001 Base Case. This difference is due to a combination of the factors set out below (the numbers in square brackets below refer to the line item number shown on page 67).

[2]  RENEGOTIATED LEASES

     "RENEGOTIATED LEASES" is a measure of the loss in rental revenue caused by a lessee negotiating a reduction in the lease rental, in the period to the original contracted expiry date of the lease prior to the renegotiation of the terms of that lease. In the Four Month Period, the amount of revenue loss attributed to Renegotiated Leases was $5.5 million, as compared to $Nil assumed in the 2001 Base Case. This related primarily to renegotiations with four Latin American lessees, four European lessees, one North American lessee and three Asian lessees representing 29 aircraft in total on lease to these lessees at March 31, 2003 and 21.54% of our portfolio by appraised value at January 31, 2003.

     For details of current lessee restructurings please refer to "Item 1. Business -- The Aircraft, Related Leases and Collateral -- The Lessees".

[3] RENTAL RESET -- RELEASING EVENTS WHERE NEW LEASE RATE DEVIATED FROM THE 2001 BASE CASE

     "RENTAL RESETS" is a measure of the difference in rental revenue when new lease rates are different from those assumed in the 2001 Base Case, including lease rate adjustments for changes in interest rates on floating rate leases and lease rates achieved where revenues are dependent on aircraft usage. The loss of rental revenue as a result of Rental Resets amounted to $30.4 million in the Four Month Period, as compared to $Nil assumed in the 2001 Base Case. This reflects current market conditions where an oversupply of aircraft has resulted in lower lease rates upon re-leasing or extension of leases than assumed in the 2001 Base Case.

[4]  LEASE RENTALS -- AIRCRAFT SALES

     "LEASE RENTALS -- AIRCRAFT SALES" represents rental revenue foregone in respect of aircraft sold prior to their assumed sale date in the 2001 Base Case, net of rental revenue received in respect of aircraft remaining on lease after their assumed sale date in the 2001 Base Case. In the 2001 Base Case, all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date. Since March 2001, three DC9-51 aircraft, one DC9-32 aircraft, one DC8-71F aircraft, two B727-200A aircraft and two B737-200A aircraft have been sold prior to their assumed sale date in the 2001 Base Case, resulting in a negative variance of $2.3 million in lease rentals compared to the 2001 Base Case in the Four Month Period. Lease rentals totalling $0.8 million were received in the Four Month Period in respect of four DC9-32 aircraft which have remained on lease after their assumed sale date in the 2001 Base Case.

[5]  CONTRACTED LEASE RENTALS

     "CONTRACTED LEASE RENTALS" represents the current contracted lease rental rollout which is equal to the 2001 Base Case Lease Rentals less adjustments for Renegotiated Leases, Rental Resets and Lease Rentals -- Aircraft Sales. For the Four Month Period, Contracted Lease Rentals were $100.5 million, which was $37.4 million less than assumed in the 2001 Base Case. The difference is due to losses from Renegotiated Leases, Rental Resets and Lease Rentals -- Aircraft Sales as discussed above.

[6]  MOVEMENT IN CURRENT ARREARS BALANCE

     "CURRENT ARREARS" is the total Contracted Lease Rentals outstanding from current lessees at a given date but excluding any amounts classified as Bad Debts. There was a net increase of $9.9 million in the Current Arrears balance over the Four Month Period, as compared to $Nil assumed in the 2001 Base Case.

NET STRESS-RELATED COSTS

     "NET STRESS-RELATED COSTS" is a combination of all the factors which can cause actual lease rentals to vary from the Contracted Lease Rentals. The 2001 Base Case assumed net stress-related costs equal to 6.0% of the 2001 Base Case Lease Rentals in the Four Month Period. For the Four Month Period, Net Stress-Related Costs incurred amounted to a net cash outflow of $16.2 million (11.7% of Lease Rentals) compared to $8.3 million outflow assumed in the 2001 Base Case, a variance of $7.9 million that is due to the five factors described in items [8] to [12] below.

[8]  BAD DEBTS

     "BAD DEBTS" are arrears owed by lessees which have defaulted and which are deemed irrecoverable. Bad Debts were $1.6 million (1.2% of Lease Rentals) for the Four Month Period, $0.2 million more than the 2001 Base Case assumption of $1.4 million (1.0% of Lease Rentals).

[9]  DEFERRED ARREARS BALANCE

     "DEFERRED ARREARS BALANCE" refers to current arrears that have been capitalized and restructured into a deferred balance. In the Four Month Period, Airplanes Group received payments totaling $0.1 million in accordance with these restructurings. Payments assumed to be received in accordance with restructurings included in the 2001 Base Case were $Nil for the Four Month Period.

[10]  AIRCRAFT ON GROUND ("AOG")

     "AOG" is defined as the 2001 Base Case Lease Rentals lost when an aircraft is off-lease or deemed non-revenue earning. Airplanes Group had thirty-one aircraft AOG at various times during the Four Month Period and at March 31, 2003, twenty-one aircraft were AOG, two of which were subject to letters of intent for lease to new lessees and one of which was subject to a lease contract. In the Four Month Period, the 2001 Base Case Lease Rentals loss attributed to AOG was $14.9 million (10.8% of Lease Rentals), as compared to $5.8 million (4.2% of Lease Rentals) assumed under the 2001 Base Case.

[11]  OTHER LEASING INCOME

     "OTHER LEASING INCOME" consists of miscellaneous income received in connection with a lease other than contracted rentals, maintenance receipts and security deposits, such as early termination payments or default interest. In the Four Month Period, Other Leasing Income amounted to $0.2 million, as compared to $Nil assumed under the 2001 Base Case.

[12]  REPOSSESSION COSTS

     "REPOSSESSION COSTS" cover legal and aircraft technical costs incurred as a result of repossessing an aircraft. In the Four Month Period, Repossession Costs amounted to $Nil, as compared to $1.1 million assumed under the 2001 Base Case.

[14]  NET LEASE RENTAL

     "NET LEASE RENTAL" is Contracted Lease Rentals less any movement in Current Arrears balance and Net Stress-Related Costs. In the Four Month Period, Net Lease Rental amounted to $74.4 million, $55.2 million less than that assumed in the 2001 Base Case. The variance was attributable to the combined effect of the factors outlined in items [2] to [4] and in items [6] to [12] above.

[15]  INTEREST EARNED

     "INTEREST EARNED" relates to interest received on cash balances held in the Collection and Expense Accounts. Cash held in the Collection Account consists of the cash liquidity reserve amount of $80 million plus the security deposit amount, in addition to the intra-month cash balances for all the rentals and maintenance payments collected prior to the monthly payment date. The Expense Account contains cash set aside to pay for expenses which are expected to be payable over the next month. In the Four Month Period, Interest Earned amounted to $0.6 million, $1.6 million less than that assumed in the 2001 Base Case. The difference is due to a lower average reinvestment rate than assumed in the 2001 Base Case. The average actual reinvestment rate for the Four Month Period was 1.2% (excluding a $5 million guaranteed investment contract) as compared to the 5.2% assumed in the 2001 Base Case.

[16]  AIRCRAFT SALES

     Aircraft sales proceeds totalling $5.5 million were received in the Four Month Period in respect of the sale of one B727-200A aircraft, one DC9-51 aircraft and insurance proceeds received in respect of one DC9-32 aircraft which was involved in a landing incident on October 31, 2002, this aircraft having been deemed a constructive total loss by the insurers. Aircraft sales proceeds for the Four Month Period also included the receipt of an upfront deposit in respect of the conditional sale at a future date of one B737-200A aircraft. In the 2001 Base Case, aircraft sales proceeds totaling $8.2 million are assumed to be received in the Four Month Period in respect of the assumed sale of one DC9-32 aircraft, which remains on lease, and two B727-200A aircraft, one of which was sold in the Four Month Period, the other having been sold in August 2001. In the 2001 Base Case all aircraft are assumed to be sold either at the end of their useful economic life or, where an aircraft was subject to a lease with the lease expiry date falling after the end of its useful economic life, on the contracted lease expiry date.

[17]  NET MAINTENANCE

     "NET MAINTENANCE" refers to maintenance reserve revenue received less any maintenance reimbursements paid to lessees. In the Four Month Period, positive net maintenance cash flows of $6.5 million were received. The 2001 Base Case makes no assumptions for Net Maintenance as it assumes that, over time, maintenance revenue will equal maintenance expenditure. However, it is unlikely that in any particular reporting period, maintenance revenue will exactly equal maintenance expenses.

CASH EXPENSES

     "TOTAL CASH EXPENSES" include Aircraft Operating Expenses and Selling, General and Administrative ("SG&A") Expenses. In the Four Month Period, Total Cash Expenses were $20.2 million compared to $22.7 million assumed in the 2001 Base Case, a positive variance of $2.5 million. A number of offsetting factors discussed below have given rise to this.

     "AIRCRAFT OPERATING EXPENSES" includes all operational costs related to the leasing of aircraft including costs of insurance, re-leasing and other overhead costs.

[20]  RE-LEASING AND OTHER OVERHEAD COSTS

     "RE-LEASING AND OTHER OVERHEAD COSTS" consist of miscellaneous re-delivery and leasing costs associated with re-leasing events, costs of insurance and other lessee-related overhead costs. In the Four Month Period, these costs amounted to $7.5 million (or 5.4% of Lease Rentals) compared to $6.9 million (or 5.0% of Lease Rentals) assumed in the 2001 Base Case.

     "SG&A EXPENSES" relate to fees paid to the servicer and to other service providers.

[21]  AIRCRAFT SERVICER FEES

     "AIRCRAFT SERVICER FEES" are defined as amounts paid to the servicer in accordance with the terms of the servicing agreement. In the Four Month Period, the total Aircraft Servicer Fees paid were $8.8 million, $0.9 million more than that assumed in the 2001 Base Case.

     Aircraft Servicer Fees consist of:

                                                                $M
                                                                ---
Retainer Fee................................................    7.3
Minimum Incentive Fee.......................................    1.5
Core Cashflow/Sales Incentive Fee...........................    0.0
                                                                ---
Total Aircraft Servicer Fee.................................    8.8
                                                                ===

     The Retainer Fee is a fixed amount per month per aircraft and changes only as aircraft are sold.

[23]  OTHER SERVICER FEES AND OTHER OVERHEADS

     "OTHER SERVICER FEES AND OTHER OVERHEADS" relate to fees and expenses paid to other service providers including the administrative agent, the cash manager, financial advisers, legal advisers and accountants and to the directors/controlling trustees. In the Four Month Period, Other Servicer Fees and Other Overheads amounted to $3.9 million, $0.7 million more than an assumed expense of $3.2 million in the 2001 Base Case.

[23A]  OTHER SG&A EXPENSES

     "OTHER SG&A EXPENSES" refer to assumed costs of $4.7 million included in the 2001 Base Case in respect of the refinancing of Airplanes Group's $700 million subclass A-8 notes on their expected final payment date of March 15, 2003, which was assumed in the 2001 Base Case. As the refinancing of these notes did not proceed as scheduled (refer to item 30 below), actual refinancing costs incurred were $Nil.

[29A]  SHORTFALL IN LIQUIDITY RESERVE

     Airplanes Group is required to maintain a cash balance in the collection account under the indentures, subject to available cash flows, in an amount equal to the sum of:

     -  the maintenance reserve amount ($80 million); and

     -  a security deposit reserve amount.

     Under the schedule of required payment priorities applicable to Airplanes Group, this cash balance is retained at point (iii) First Collection Account Top-up (maintenance reserve amount -- $60 million) and at point (x) Second Collection Account Top-up (maintenance reserve amount -- $20 million plus security deposit reserve amount).

     "SHORTFALL IN LIQUIDITY RESERVE" relates to any reduction in the balance of funds on deposit in the collection account below the liquidity reserve amount as a result of Airplanes Group not having sufficient balance of funds after payment of expenses and all required payments on the notes which rank prior to the liquidity reserve amount under the schedule of required payment priorities applicable to Airplanes Group. On the May 15, 2003 payment date, there was a shortfall in the liquidity reserve amount of $2.1 million.

[30]  INTEREST PAYMENTS

     In the Four Month Period, interest payments to the holders of the class A, B, C and D notes amounted to $35.3 million which is $22.9 million lower than assumed in the 2001 Base Case. The variance reflects a lower than expected level of average interest rates on the floating rate class A and B notes, the impact of which was partly offset by a higher principal balance outstanding on the subclass A-6 notes than assumed in the 2001 Base Case. The 2001 Base Case assumed LIBOR to be 5.2% whereas the average monthly LIBOR rate in the Four Month Period was 1.3%.

     In the Four Month Period, there was a continued suspension of payments of the class E minimum interest amount of 1% (refer to item 33 below). No payments of class E minimum interest were anticipated in the 2001 Base Case.

     Airplanes Group's $700 million subclass A-8 notes had an expected final payment date of March 15, 2003. Given current market conditions and the impact these conditions have had on our performance, we believed that such a refinancing at that time was not economically viable and therefore it did not proceed as scheduled. In accordance with the terms of the subclass A-8 notes, step-up interest of 0.5% per annum has begun to accrue on these notes from March 17, 2003 (the first business day following the expected final payment date) and will continue to accrue until they are repaid in full or refinanced. Under the schedule of required payment priorities applicable to Airplanes Group, step-up interest is payable after payment of expenses, interest, minimum principal and scheduled principal on the class A, B, C and D notes and any aircraft modification payments. To the extent that step-up interest is not paid, it will accrue in accordance with the terms of the subclass A-8 notes. Available cash flows were not sufficient to allow payment of step-up interest on the April 15, 2003 and May 15, 2003 (as well as June 16, 2003) payment dates and this is expected to continue to be the case. Total step-up interest

(including interest accrued on unpaid step-up interest) accrued and unpaid on the subclass A-8 notes at May 15, 2003 was $0.6 million.

[31]  SWAP AND SWAPTION CASHFLOWS

     Airplanes Group's net swap payments during the Four Month Period were $16.9 million higher than the $2.1 million assumed in the 2001 Base Case due to lower than anticipated interest rates.

[33]  PRINCIPAL PAYMENTS

     In the twenty-six month period from March 10, 2001 to May 15, 2003, total principal payments amounted to $295.9 million, (comprising $254.9 million on the class A notes and $41.0 million on the class B notes), $99.3 million less than assumed in the 2001 Base Case. The breakdown of the $99.3 million variance is set out on page 69. In the Four Month Period, total principal payments amounted to $17.1 million, (comprising $10.6 million on the class A notes and $6.5 million on the class B notes), $39.9 million less than assumed in the 2001 Base Case. The breakdown of the $39.9 million variance is set out on page 68.

     Applying the declining value assumptions in the 1996 Base Case to the original March 1996 fleet appraisals and adjusting for aircraft sales, the total appraised value of the aircraft was assumed to be $2,996.1 million at May 15, 2003. Our portfolio is appraised annually and the most recent appraisal was obtained on January 31, 2003 and valued the current portfolio at $2,421.4 million. Applying the declining value assumptions to this appraisal, the total appraised value was $2,372.6 million at May 15, 2003.

     As a consequence of the cumulative excess decline in appraised values experienced since March 1996, combined with overall cash performance in that period, Airplanes Group's available cash flows, after payment of expenses, interest and class A and B minimum principal amounts, have been redirected in accordance with the priority of payments to pay class A principal adjustment amount throughout the twenty-six month period since the 2001 refinancing. Class A principal adjustment amount is intended to accelerate the principal amortization schedule of the class A notes when the appraised value of the aircraft declines at a greater rate than the decline in appraised values assumed in the 1996 Base Case by reference to certain loan to current appraised value ratios. Since the principal adjustment amount on the class A notes ranks ahead of the scheduled principal payments on the class C and D notes, and since available cash flows were not sufficient to pay all of the class A principal adjustment amount, scheduled principal payments on the class C and D notes have been deferred on each payment date during the twenty-six month period. Total deferrals of class C and class D scheduled principal amounts amounted to $57.2 million and $33.4 million respectively as of May 15, 2003. The class A principal adjustment amount outstanding was $311.6 million as of May 15, 2003.

     There has been a decline of 12.66% in the appraised value of our fleet in the year to January 31, 2003, which is $170 million greater than the decline assumed in our 2001 Base Case assumptions. The appraised values are based upon the value of the aircraft at normal utilization rates in an open, unrestricted and stable market, and take into account long-term trends, including current expectations of particular models becoming obsolete more quickly, as a result of airlines switching to different models, manufacturers ceasing production or lease values for aircraft declining more rapidly than previous predictions. As a theoretical value, the appraised value is not indicative of market value and thus there is no guarantee that we would obtain the appraised value upon sale of any aircraft, since we might sell at a low point in the business cycle, and since appraised values are forward-looking. If the current oversupply of aircraft continues longer term, given the age of our fleet, certain of our aircraft may become obsolete significantly earlier than the useful life expectancy assumed in the 2001 Base Case assumptions, which would negatively impact appraised values further.

OTHER ISSUES

     For a discussion of our current expectations as to our future ability to make payments on our notes and certificates in light of our weaker than expected performance as well as a discussion of rating actions on the certificates, see "-- Recent Developments -- Performance".

NOTE                             REPORT LINE NAME                                   DESCRIPTION
----                  ---------------------------------------  ------------------------------------------------------
                      CASH COLLECTIONS
[1]                   Lease Rentals..........................  Assumptions as per the 2001 Base Case
[2]                   -- Renegotiated Leases.................  Change in contracted rental cash flow caused by a renegotiated lease
[3]                   -- Rental Resets.......................  Re-leasing events where new lease rate deviated from the 2001 Base Case
[4]                   -- Lease Rentals -- Aircraft Sales.....  Revenue foregone on aircraft sold prior to their assumed sale date in the 2001 Base Case net of revenue
                                                               received on aircraft remaining on lease after their
                                                               assumed sale date in the 2001 Base Case
[5] (SUM)[1]...[4]    CONTRACTED LEASE RENTALS...............  Current Contracted Lease Rentals due as at the latest
                                                               Calculation Date
[6]                   Movement in Current Arrears Balance....  Current Contracted Lease Rentals not received as at the latest Calculation Date, excluding Bad Debts
[7]                   Less Net Stress Related Costs
[8]                   -- Bad Debts...........................  Arrears owed by former lessees and deemed irrecoverable
[9]                   -- Deferred Arrears Balance............  Current arrears that have been capitalised and restructured as a Note Payable
[10]                  -- AOG.................................  Loss of rental due to an aircraft being off-lease and non-revenue earning
[11]                  -- Other Leasing Income................  Includes lease termination payments, rental guarantees and late payments charges
[12]                  -- Repossession........................  Legal and technical costs incurred in repossessing aircraft.
[13] (SUM)[8]...[12]  Sub-total
[14] [5]+[6]+[13]     NET LEASE RENTAL.......................  Contracted Lease Rentals less Movement in Current
                                                               Arrears Balance and Net Stress related costs
[15]                  Interest Earned........................  Interest earned on monthly cash balances
[16]                  Aircraft Sales.........................  Proceeds, net of fees and expenses, from the sale of aircraft.
[17]                  Net Maintenance........................  Maintenance Revenue Reserve received less reimbursements to lessees
[18]                  Other Receipts.........................  Receipts from GE Capital under the Tax Sharing
                                                               Agreement
[19]
  (SUM)[14]...[18]    Total Cash Collections.................  Net Lease Rental + Interest Earned + Aircraft Sales +
                                                               Net Maintenance + Other Receipts
                      CASH EXPENSES
                      Aircraft Operating Expenses............  All operational costs related to the leasing of aircraft.
[20]                  Releasing and Other Overheads..........  Costs associated with transferring an aircraft from one lessee to another, costs of insurance and other
                                                               lessee-related overheads
                      SG&A Expenses
[21]                  Aircraft Servicer Fees.................  Monthly and annual fees paid to servicer
                      -- Retainer Fee........................  Fixed amount per month per aircraft
                      -- Minimum Incentive Fee...............  Minimum annual fee paid to servicer for performance above an annually agreed target
                      -- Core Cashflow/Sales Incentive Fee...  Fees (in excess of Minimum Incentive Fee above) paid to servicer for performance above an annually agreed
                                                               target/on sale of an aircraft
[22] [21]             Sub-total
[23]                  Other Servicer Fees and Other
                      Overheads..............................  Administrative Agent, trustee and professional fees paid to other service providers and other overheads
[23A]                 Other SG&A Expenses....................  Costs relating to the assumed refinancing of the subclass A-8 notes in March 2003, as assumed under the
                                                               2001 Base Case
[24] [22]+[23]+[23A]  Sub-total
[25] [20]+[24]        TOTAL CASH EXPENSES....................  Aircraft Operating Expenses + SG&A Expenses
                      NET CASH COLLECTIONS
[26] [19]             Total Cash Collections.................  Line 19 above
[27] [25]             Total Cash Expenses....................  Line 25 above
[28]                  Movement in Expense Account............  Relates to reduction in accrued expense amounts
[29]                  Reduction in Liquidity Reserve.........  Reduction of the miscellaneous reserve amount from
                                                               $40m to $Nil in April 2001
[29A]                 Shortfall in Liquidity Reserve.........  Reduction in the balance of funds on deposit in the collection account below the liquidity reserve amount
[30]                  Interest Payments......................  Interest paid on all outstanding debt
[31]                  Swap payments..........................  Net swap payments (paid)/received
[32]
  (SUM)[26]...[31]    Total
[33]                  PRINCIPAL PAYMENTS.....................  Principal payments on debt

           AIRPLANES GROUP CASH FLOW PERFORMANCE FOR THE PERIOD FROM
                  JANUARY 10, 2003 TO MAY 15, 2003 (4 MONTHS)
        COMPARISON OF ACTUAL CASH FLOWS VERSUS 2001 BASE CASE CASH FLOWS

                                                                                             % OF LEASE RENTALS UNDER
                                                                                                THE 2001 BASE CASE
                                                                                           -----------------------------
                                                                      2001                            2001
                                                          ACTUAL    BASE CASE   VARIANCE   ACTUAL   BASE CASE   VARIANCE
                                                          -------   ---------   --------   ------   ---------   --------
                                                                   ($ MILLIONS)
                 CASH COLLECTIONS
1                Lease Rentals..........................    137.9      137.9         0.0   100.0%     100.0%       0.0%
2                -- Renegotiated Leases.................     (5.5)       0.0        (5.5)   (4.0%)      0.0%      (4.0%)
3                -- Rental Resets.......................    (30.4)       0.0       (30.4)  (22.0%)      0.0%     (22.0%)
4                -- Lease Rentals -- Aircraft Sales.....     (1.5)       0.0        (1.5)   (1.1%)      0.0%      (1.1%)
                                                          -------    -------    --------   -----      -----     ------
5    (SUM) 1-4   CONTRACTED LEASE RENTALS...............    100.5      137.9       (37.4)   72.9%     100.0%     (27.1%)
6                Movement in Current Arrears Balance....     (9.9)       0.0        (9.9)   (7.2%)      0.0%      (7.2%)
7                less Net Stress Related Costs
8                -- Bad Debts...........................     (1.6)      (1.4)       (0.2)   (1.2%)     (1.0%)     (0.1%)
9                -- Deferred Arrears Balance............      0.1        0.0         0.1     0.1%       0.0%       0.1%
10               -- AOG.................................    (14.9)      (5.8)       (9.1)  (10.8%)     (4.2%)     (6.6%)
11               -- Other Leasing Income................      0.2        0.0         0.2     0.1%       0.0%       0.1%
12               -- Repossession........................      0.0       (1.1)        1.1     0.0%      (0.8%)      0.8%
                                                          -------    -------    --------   -----      -----     ------
13   (SUM) 8-12  Sub-total..............................    (16.2)      (8.3)       (7.9)  (11.7%)     (6.0%)     (5.7%)
14   5+6+13      NET LEASE RENTAL.......................     74.4      129.6       (55.2)   54.0%      94.0%     (40.0%)
15               Interest Earned........................      0.6        2.2        (1.6)    0.4%       1.6%      (1.2%)
16               Aircraft Sales.........................      5.5        8.2        (2.7)    4.0%       5.9%      (2.0%)
17               Net Maintenance........................      6.5        0.0         6.5     4.7%       0.0%       4.7%
18               Other Receipts.........................      0.0        0.0         0.0     0.0%       0.0%       0.0%
                                                          -------    -------    --------   -----      -----     ------
19   (SUM) 14-18 TOTAL CASH COLLECTIONS.................     87.0      140.0       (53.0)   63.1%     101.5%     (38.4%)
                                                          =======    =======    ========   =====      =====     ======
                 CASH EXPENSES
                 Aircraft Operating Expenses
20               -- Re-leasing and other overheads......     (7.5)      (6.9)       (0.6)   (5.4%)     (5.0%)     (0.4%)
                 SG&A Expenses
21               Aircraft Servicer Fees
                 -- Retainer Fee........................     (7.3)      (7.4)        0.1    (5.3%)     (5.4%)      0.1%
                 -- Minimum Incentive Fee...............     (1.5)      (0.5)       (1.0)   (1.1%)     (0.4%)     (0.7%)
                 -- Core Cashflow/Sales Incentive Fee...      0.0        0.0         0.0     0.0%       0.0%       0.0%
                                                          -------    -------    --------   -----      -----     ------
22   21          Sub-total..............................     (8.8)      (7.9)       (0.9)   (6.4%)     (5.7%)     (0.7%)
23               Other Servicer Fees and Other               (3.9)      (3.2)       (0.7)   (2.8%)     (2.3%)     (0.5%)
                 Overheads..............................
23A              Other SG&A Expenses....................      0.0       (4.7)        4.7     0.0%      (3.4%)      3.4%
                                                          -------    -------    --------   -----      -----     ------
24   22+23+23A   Sub-total..............................    (12.7)     (15.8)        3.1    (9.2%)    (11.5%)      2.2%
                                                          -------    -------    --------   -----      -----     ------
25   24+20       TOTAL CASH EXPENSES....................    (20.2)     (22.7)        2.5   (14.6%)    (16.5%)      1.8%
                                                          =======    =======    ========   =====      =====     ======
                 NET CASH COLLECTIONS
26   19          Total Cash Collections.................     87.0      140.0       (53.0)   63.1%     101.5%     (38.4%)
27   25          Total Cash Expenses....................    (20.2)     (22.7)        2.5   (14.6%)    (16.5%)      1.8%
28               Movement in Expense Account............      2.5        0.0         2.5     1.8%       0.0%       1.8%
29               Reduction in Liquidity Reserve.........      0.0        0.0         0.0     0.0%       0.0%       0.0%
29A              Shortfall in Liquidity Reserve.........      2.1        0.0         2.1     1.5%       0.0%       1.5%
30               Interest Payments......................    (35.3)     (58.2)       22.9   (25.6%)    (42.2%)     16.6%
31               Swap Payments..........................    (19.0)      (2.1)      (16.9)  (13.8%)     (1.5%)    (12.3%)
                                                          -------    -------    --------   -----      -----     ------
32   (SUM) 26-31 TOTAL..................................     17.1       57.0       (39.9)   12.4%      41.3%     (28.9%)
                                                          =======    =======    ========   =====      =====     ======
33               PRINCIPAL PAYMENTS
                 Subclass A-6...........................     10.6       50.6       (40.0)    7.7%      36.7%     (29.0%)
                 Class B................................      6.5        6.4         0.1     4.7%       4.6%       0.1%
                                                          -------    -------    --------   -----      -----     ------
                 TOTAL..................................     17.1       57.0       (39.9)   12.4%      41.3%     (28.9%)
                                                          =======    =======    ========   =====      =====     ======
                 DEBT BALANCES AT MAY 15, 2003
                 Subclass A-6...........................    190.5       89.7
                 Subclass A-8...........................    700.0      700.0
                 Subclass A-9...........................    750.0      750.0
                 Class B................................    237.3      238.8
                 Class C................................    349.8      349.8
                 Class D................................    395.1      395.1
                                                          -------    -------
                                                          2,622.7    2,523.4
                                                          =======    =======

    AIRPLANES GROUP CASH FLOW PERFORMANCE FOR THE PERIOD FROM MARCH 10, 2001
                          TO MAY 15, 2003 (26 MONTHS)
        COMPARISON OF ACTUAL CASH FLOWS VERSUS 2001 BASE CASE CASH FLOWS

                                                                                             % OF LEASE RENTALS UNDER
                                                                                                THE 2001 BASE CASE
                                                                                           -----------------------------
                                                                      2001                            2001
                                                          ACTUAL    BASE CASE   VARIANCE   ACTUAL   BASE CASE   VARIANCE
                                                          -------   ---------   --------   ------   ---------   --------
                                                                   ($ MILLIONS)
                 CASH COLLECTIONS
1                Lease Rentals                              913.8      913.8         0.0   100.0%     100.0%       0.0%
2                -- Renegotiated Leases                     (62.3)       0.0       (62.3)   (6.8%)      0.0%      (6.8%)
3                -- Rental Resets                          (108.4)       0.0      (108.4)  (11.9%)      0.0%     (11.9%)
4                -- Lease Rentals -- Aircraft Sales          (4.9)       0.0        (4.9)   (0.5%)      0.0%      (0.5%)
                                                          -------    -------    --------   -----      -----     ------
5    (SUM) 1-4   CONTRACTED LEASE RENTALS...............    738.2      913.8      (175.6)   80.8%     100.0%     (19.2%)
6                Movement in Current Arrears Balance....     (6.9)       0.0        (6.9)   (0.8%)      0.0%      (0.8%)
7                less Net Stress Related Costs
8                -- Bad Debts...........................     (8.2)      (9.2)        1.0    (0.9%)     (1.0%)      0.1%
9                -- Deferred Arrears Balance............      6.7        3.1         3.6     0.7%       0.3%       0.4%
10               -- AOG.................................    (51.9)     (38.5)      (13.4)   (5.7%)     (4.2%)     (1.5%)
11               -- Other Leasing Income................     11.8        0.0        11.8     1.3%       0.0%       1.3%
12               -- Repossession........................     (4.1)      (7.3)        3.2    (0.4%)     (0.8%)      0.4%
                                                          -------    -------    --------   -----      -----     ------
13   (SUM) 8-12  Sub-total..............................    (45.7)     (51.9)        6.2    (5.0%)     (5.7%)      0.7%
14   5+6+13      NET LEASE RENTAL.......................    685.6      861.9      (176.3)   75.0%      94.3%     (19.3%)
15               Interest Earned........................      8.3       15.0        (6.7)    0.9%       1.6%      (0.7%)
16               Aircraft Sales.........................     28.3       29.3        (1.0)    3.1%       3.2%      (0.1%)
17               Net Maintenance........................     39.4        0.0        39.4     4.3%       0.0%       4.3%
18               Other Receipts.........................      8.3        0.0         8.3     0.9%       0.0%       0.9%
                                                          -------    -------    --------   -----      -----     ------
19   (SUM) 14-18 TOTAL CASH COLLECTIONS.................    769.9      906.2      (136.3)   84.3%      99.2%     (14.9%)
                                                          =======    =======    ========   =====      =====     ======
                 CASH EXPENSES
                 Aircraft Operating Expenses
20               -- Re-leasing and other overheads......    (42.6)     (45.8)        3.2    (4.7%)     (5.0%)      0.4%
                 SG&A Expenses
21               Aircraft Servicer Fees
                 -- Retainer Fee........................    (48.1)     (48.5)        0.4    (5.3%)     (5.3%)      0.0%
                 -- Minimum Incentive Fee...............     (4.5)      (3.2)       (1.3)   (0.5%)     (0.4%)     (0.1%)
                 -- Core Cashflow/Sales Incentive Fee...     (0.2)       0.0        (0.2)    0.0%       0.0%       0.0%
                                                          -------    -------    --------   -----      -----     ------
22   21          Sub-total..............................    (52.8)     (51.7)       (1.1)   (5.8%)     (5.7%)     (0.1%)
23               Other Servicer Fees and Other              (23.9)     (22.5)       (1.4)   (2.6%)     (2.5%)     (0.2%)
                 Overheads..............................
23A              Other SG&A Expenses....................      0.0       (4.7)        4.7     0.0%      (0.5%)      0.5%
                                                          -------    -------    --------   -----      -----     ------
24   22+23+23A   Sub-total..............................    (76.7)     (78.9)        2.2    (8.4%)     (8.6%)      0.2%
                                                          -------    -------    --------   -----      -----     ------
25   24+20       TOTAL CASH EXPENSES....................   (119.3)    (124.7)        5.4   (13.1%)    (13.6%)      0.6%
                                                          =======    =======    ========   =====      =====     ======
                 NET CASH COLLECTIONS
26   19          Total Cash Collections.................    769.9      906.2      (136.3)   84.3%      99.2%     (14.9%)
27   25          Total Cash Expenses....................   (119.3)    (124.7)        5.4   (13.1%)    (13.6%)      0.6%
28               Movement in Expense Account............     (5.5)       0.0        (5.5)   (0.6%)      0.0%      (0.6%)
29               Reduction in Liquidity Reserve.........     40.0       40.0         0.0     4.4%       4.4%       0.0%
29A              Shortfall in Liquidity Reserve.........      2.1        0.0         2.1     0.2%       0.0%       0.2%
30               Interest Payments......................   (282.7)    (400.9)      118.2   (30.9%)    (43.9%)     12.9%
31               Swap Payments..........................   (108.6)     (25.4)      (83.2)  (11.9%)     (2.8%)     (9.1%)
                                                          -------    -------    --------   -----      -----     ------
32   (SUM) 26-31 TOTAL..................................    295.9      395.2       (99.3)   32.4%      43.2%     (10.9%)
                                                          =======    =======    ========   =====      =====     ======
33               PRINCIPAL PAYMENTS
                 Subclass A-6...........................    254.9      355.7      (100.8)   27.9%      38.9%     (11.0%)
                 Class B................................     41.0       39.5         1.5     4.5%       4.3%       0.2%
                                                          -------    -------    --------   -----      -----     ------
                 TOTAL..................................    295.9      395.2       (99.3)   32.4%      43.2%     (10.9%)
                                                          =======    =======    ========   =====      =====     ======
                 DEBT BALANCES AT MAY 15, 2003
                 Subclass A-6...........................    190.5       89.7       100.8
                 Subclass A-8...........................    700.0      700.0         0.0
                 Subclass A-9...........................    750.0      750.0         0.0
                 Class B................................    237.3      238.8        (1.5)
                 Class C................................    349.8      349.8         0.0
                 Class D................................    395.1      395.1         0.0
                                                          -------    -------    --------
                                                          2,622.7    2,523.4        99.3
                                                          =======    =======    ========

                                                        MAR-01                             2001
                                                       CLOSING          ACTUAL          BASE CASE
                                                       -------          ------          ---------
                                                     ($ MILLIONS)    ($ MILLIONS)      ($ MILLIONS)
     NET CASH COLLECTIONS........................                        295.9             395.2
     Add Back Interest and Swap Payments.........                        391.3             426.3
                                                                       -------           -------
a..  Net Cash Collections (excl. interest and
     swap payments)..............................                        687.2             821.5
                                                                       =======           =======
b    Swaps.......................................                        108.6              25.4
c    Class A Interest............................                        109.6             212.0
d    Class A Minimum.............................                          0.0               0.0
e    Class B Interest............................                         18.2              34.0
f    Class B Minimum.............................                         41.0              39.5
g    Class C Interest............................                         61.8              61.8
h    Class D Interest............................                         93.1              93.1
i    Class A Principal Adjustment................                        254.9             355.7
j    Class C Scheduled...........................                          0.0               0.0
k    Class D Scheduled...........................                          0.0               0.0
l    Permitted Aircraft Modifications............                          0.0               0.0
m    Step-up Interest............................                          0.0               0.0
n    Class E Minimum Interest....................                          0.0               0.0
o    Class B Supplemental........................                          0.0               0.0
p    Class A Supplemental........................                          0.0               0.0
                                                                       -------           -------
     TOTAL.......................................                        687.2             821.5
                                                                       =======           =======
[1].. INTEREST COVERAGE RATIO
     Class A.....................................                          3.1               3.5    = a/(b+c)
     Class B.....................................                          2.9               3.0    = a/(b+c+d+e)
     Class C.....................................                          2.0               2.2    = a/(b+c+d+e+f+g)
     Class D.....................................                          1.6               1.8    = a/(b+c+d+e+f+g+h)
[2]  DEBT COVERAGE RATIO
     Class A.....................................                          3.1               3.5    = a/(b+c+d)
     Class B.....................................                          2.5               2.6    = a/(b+c+d+e+f)
     Class C.....................................                          N/A               N/A    = a/(b+c+d+e+f+g+h+i+j)
     Class D.....................................                          N/A               N/A    = a/(b+c+d+e+f+g+h+
                                                                                                    i+j+k)
     LOAN TO VALUE RATIOS (IN U.S. DOLLARS)
[3]  Adjusted Portfolio Value                          3,108.6         2,372.6           2,706.3
     Liquidity Reserve Amount of which
     -- Cash.....................................        156.9           108.4             116.0
     -- Accrued Expenses.........................         12.6            10.0               0.0
                                                       -------         -------           -------
     Subtotal....................................        169.5           118.4             116.0
     Less Lessee Security Deposits...............         36.9            28.4              36.0
                                                       -------         -------           -------
     Subtotal....................................        132.6            90.0              80.0
                                                       -------         -------           -------
[4]  TOTAL ASSET VALUE...........................      3,241.2         2,462.6           2,786.3
                                                       =======         =======           =======

NOTE BALANCES AS AT:                        MARCH 15, 2001       MAY 15, 2003       MAY 15, 2003
--------------------                        ---------------    ----------------    ---------------
Class A...............................      1,895.4   58.5%    1,640.5    66.6%    1,539.7   55.3%
Class B...............................        278.3   67.1%      237.3    76.3%      238.8   63.8%
Class C...............................        349.8   77.9%      349.8    90.5%      349.8   76.4%
Class D...............................        395.1   90.0%      395.1   106.5%      395.1   90.6%
                                            -------            -------             -------
                                            2,918.6            2,622.7             2,523.4
                                            =======            =======             =======

---------------
[1] "INTEREST COVERAGE RATIO" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest payable on each subclass of notes plus the interest and minimum principal payments payable on each subclass of notes that rank senior in priority of payment to the relevant subclass of notes.

[2] "DEBT COVERAGE RATIO" is equal to Net Cash Collections (excluding interest and swap payments) expressed as a ratio of the interest and minimum/scheduled principal payments payable on each subclass of notes plus the interest and minimum/scheduled principal payments payable on each subclass of notes that ranks equally with or senior to the relevant subclass of notes in the priority of payments. In respect of the class A notes, principal adjustment amount payments have been excluded as they are a function of aircraft values. Debt Coverage Ratios have not been provided for the class C and D notes as no scheduled principal amounts have been paid on these notes in the period since March 2001.

[3] "ADJUSTED PORTFOLIO VALUE" represents the base value of each aircraft in the portfolio as determined by the most recent appraisal multiplied by the depreciation factor at payment date divided by the depreciation factor as of the relevant appraisal date.

[4] "TOTAL ASSET VALUE" is equal to total expected/adjusted portfolio value plus liquidity reserve amount minus lessee security deposits.

THE ACCOUNTS

     The indentures and the security trust agreement provide that substantially all of Airplanes Group's cash inflows and outflows occur through the rental accounts, collection account, lessee funded account and expense account which the cash manager, acting on behalf of the security trustee, has established and maintains at a bank having:

     - a long-term unsecured debt rating of not less than AA, or the equivalent, by the rating agencies, or

     - a certificate of deposit rating of A-1+ by Standard & Poor's, P-1 by Moody's and F1 by Fitch,

except that, where required by the terms of the relevant leases, some rental accounts may be established at banks having ratings of less than AA, or the equivalent, by the rating agencies or a certificate of deposit rating of less than A-1+ by Standard & Poor's, P-1 by Moody's and F1 by Fitch.

     Except where local legal or regulatory reasons do not permit, all of these accounts are held in the names of the security trustee, who has sole dominion and control over the accounts, including the sole power to direct withdrawals from or transfers among the accounts. Subject to conditions set forth in the cash management agreement, the security trustee has delegated its authority over the accounts to the cash manager but the security trustee is not responsible for the acts or omissions of the cash manager.

     For so long as any notes remain outstanding, funds on deposit in the accounts will be invested and reinvested at Airplanes Group's written direction (which direction has been delegated to the cash manager pursuant to the cash management agreement) in one or more permitted account investments, maturing, in the case of the collection account and expense account, such that sufficient funds shall be available to make required payments on the first succeeding scheduled interest payment date on the notes after those investments are made. Investment and reinvestment of funds in the lessee funded account must be made in a manner and with maturities that conform to the requirements of the related leases. Investment earnings on funds deposited in any account, net of losses and investment expenses, will (to the extent permitted by the terms of the related leases in the case of funds in the lessee funded account) be deposited in the collection account and treated as collections.

RENTAL ACCOUNTS

     The lessees make all payments under the leases directly into the applicable rental accounts. Pursuant to the cash management agreement, the cash manager transfers, or causes to be transferred, all funds deposited into the rental accounts into the collection account as collections within one business day of receipt thereof (other than certain limited amounts, if any, required to be left on deposit for local legal or regulatory reasons).

THE COLLECTION ACCOUNT

     All of the following "COLLECTIONS" received by Airplanes Group have to be deposited in the collection account:

     -  rental payments,

     - payments under any letter of credit, letter of comfort, letter of guarantee or other assurance in respect of a lessee's obligations under a lease,

     -  the liquidity reserve amount,

     - amounts received in respect of claims for damages or in respect of any breach of contract for any nonpayment (including any amounts received from any Airplanes Group subsidiary, whether by way of distribution, dividend, repayment of a loan or otherwise and any proceeds received in connection with a lessee's restructuring),

     - net proceeds of any aircraft sale or amounts received under purchase options and other agreements,

     - proceeds of any insurance payments in respect of any aircraft or any indemnification proceeds,

     - amounts transferred from the lessee funded account to the collection account,

     -  net payments to Airplanes Group under any swap agreement,

     - investment income on all amounts on deposit in the accounts (in each case to the extent consistent with the terms of applicable related leases), and

     - any other amounts received by any member of Airplanes Group, except specified funds required to be segregated from Airplanes Group's other funds, applied in connection with a redemption, received in connection with a refinancing issue of notes and required to be paid over to any third party.

     Collections on deposit in the collection account are calculated by the cash manager on the fourth business day immediately preceding each interest payment date. On each payment date, the cash manager will transfer from the collection account to the expense account the portion of Airplanes Group expenses that are due and payable or are anticipated to become due and payable over the next interest accrual period on the notes (the "REQUIRED EXPENSE AMOUNT") and that have not been paid directly by the cash manager to expense payees. The cash manager may also transfer other amounts into the expense account for unanticipated expenses falling due and payable within that interest accrual period. If there are available funds in accordance with "-- The Notes and Guarantees -- Priority of Payments" on any payment date, the cash manager will also transfer amounts in respect of expenses and costs that are not regular, monthly recurring expenses but are anticipated to become due and payable in any future interest accrual period ("PERMITTED ACCRUALS") to the expense account. Amounts received in respect of segregated security deposits and maintenance reserves are transferred directly into the lessee funded account.

LIQUIDITY RESERVE AMOUNT

     Airplanes Group is required to maintain a cash balance in the collection account under the indentures in an amount equal to the sum of:

     - the maintenance reserve amount ($60 million for purposes of the "First Collection Account Top-up" plus an additional $20 million for purposes of the "Second Collection Account Top-up" as of March 15, 2003, as further described below), and

     - a security deposit reserve amount (equal to approximately $30.3 million as of March 15, 2003).

     The required maintenance reserve amount may be increased or decreased from time to time by an action of the board of directors of Airplanes Limited or the controlling trustees of Airplanes Trust in light of significant changes in, among other things, the condition of the aircraft, the terms and conditions of future leases, the financial condition of the lessees or prevailing industry conditions. Any reduction is subject to confirmation in advance in writing from the rating agencies that the proposed reduction in the liquidity reserve amount will not result in a lowering or withdrawal of their ratings of any class of certificates.

     On March 8, 2001, the board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust approved a reduction of the maintenance reserve amount required to be retained by Airplanes Group in the collection account from $80 million to $60 million as of March 15, 2001 for purposes of the "First Collection Account Top-up" (but not for the "Second Collection Account Top-up") according to the priority of payments provided in the indentures.

     The reduction of the maintenance reserve amount for purposes of the "First Collection Account Top-up" allows an additional amount of up to $20 million to be applied, if required, to pay the minimum hedge payments, class A minimum principal, class B interest, class B minimum principal, class C interest and class D interest on any payment date after March 15, 2001. This additional $20 million amount, however, is still required to be retained by Airplanes Group in the collection account for purposes of the "Second Collection Account Top-up." This reduction of the maintenance reserve amount did not cause the rating agencies to lower or withdraw the ratings of any class or subclass of certificates.

     If the balance of funds on deposit in the collection account falls below the liquidity reserve amount at any time (including as a result of our determination that the liquidity reserve amount should be increased, as required by the applicable rating agencies or otherwise), we may continue to make all payments, including required payments on the notes and the guarantees, which rank prior to or equally with payments of accrued but unpaid interest on the class D notes and any permitted accruals so long as the balance of funds in the collection account does not fall below the amount required to be retained for the purpose of the "First Collection Account Top-up" in the priority of payments (currently $60 million). Even if the balance of funds in the collection account falls below the amount required to be retained for the purpose of the "First Collection Account Top-up" in the priority of payments, we may continue to make all payments, including required payments on the notes and the guarantees, of (a) all accrued but unpaid interest and, on the final maturity date, principal of the class or subclass of the most senior class of notes then outstanding to avoid a note event of default and (b) payments under our swap agreements.

     The indentures provide that if the aggregate outstanding principal balance of the notes is less than or equal to the liquidity reserve amount, the balance of funds in the collection account will be distributed in accordance with the priority of payments established for the notes.

     On the June 16, 2003 payment date, the amount retained for the purpose of the "Second Collection Account Top-up" in the priority of payments was $3,939,054 short of the full amount required to be retained at that point if sufficient cashflows were available after payment of all scheduled amounts ranking prior to the "Second Collection Account Top-up" in the priority of payments. Given our expected cashflows, we expect that by the end of 2003, our cashflows will be insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments.

THE LESSEE FUNDED ACCOUNT

     Some leases require that certain lessee security deposits and supplemental rent payments to provide for maintenance reserves be segregated from other Airplanes Group funds. These security deposits and maintenance reserves are held in the "LESSEE FUNDED ACCOUNT" and are accounted for (and, if required by any lease, segregated) on a per lease basis.

     Funds on deposit in the lessee funded account are used to make specified maintenance payments, security deposit repayments and other specified or permitted payments and will not be used to make payments in respect of the notes or the certificates at any time, including after a note event of default. In some circumstances where lessees relinquish their rights to receive certain maintenance and security deposit payments upon the expiration of a lease, surplus funds may be transferred from the lessee funded account to the collection account.

THE EXPENSE ACCOUNT

     On each payment date, the cash manager withdraws the required expense amount from the collection account to pay the expenses. To the extent that the required expense amount has not been paid directly to expense payees, it is deposited into the expense account. Further withdrawals of cash from the collection account by the cash manager to satisfy expenses due and payable prior to the next payment date that were not previously anticipated are also deposited in the expense account. If funds on deposit in the collection account are less than the required expense amount on any payment date, we will be unable to pay the required expense amount in full, which may lead to a default under our various service agreements or other contracts under which the expenses arise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE SENSITIVITY

     Airplanes Group's principal market risk exposure is to changes in interest rates. This exposure arises from the notes (as illustrated in the table above at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Indebtedness") and the derivative instruments used by Airplanes Group to manage interest rate risk.

INTEREST RATE RISK AND MANAGEMENT

     The leasing revenues of Airplanes Group are generated primarily from lease rental payments which are based on either a fixed or floating rate, or a combination of the two. In the case of floating rate leases, an element of the rental varies in line with changes in LIBOR, generally six-month LIBOR. See "Item 1. Business -- The Aircraft, Related Leases and Collateral -- The Leases" for more information regarding the terms of our leases. As of March 31, 2003, leases representing approximately 97% of our portfolio by appraised value as of January 31, 2003 provided for fixed rate rental payments and approximately 3% provided for floating rate payments.

     In general, an interest rate exposure arises to the extent that Airplanes Group's fixed and floating interest obligations in respect of the class A, B, C and D notes do not correlate to the mix of fixed and floating rental payments for different rental periods. This interest rate exposure can be managed through the use of interest rate swaps and other derivative instruments. The class A and class B notes bear floating rates of interest and the class C and class D notes bear fixed rates of interest. The mix of fixed and floating rental payments contains a higher percentage of fixed rate payments than the percentage of fixed rate interest payments on the notes, including as a result of the fact that the reset periods on floating rental payments are generally longer than the monthly reset periods on the floating rate notes. In order to correlate the contracted fixed and floating rental payments to the fixed and floating interest payments on the notes, Airplanes Group enters into interest rate swaps.

     Under the swaps, Airplanes Group pays fixed amounts and receives floating amounts on a monthly basis. The swaps amortize having regard to a number of factors, including the expected pay down schedule of the class A and B notes, the expiry dates of the leases under which lessees are contracted to make fixed rate rental payments and the LIBOR reset dates under the floating rate leases. At least every three months, and in practice more frequently, the administrative agent seeks to enter into additional swaps or sell at market value or unwind part or all of the swaps and any future swaps in order to rebalance the fixed and floating mix of interest obligations and the fixed and floating mix of rental payments.

     We have reviewed and modified our hedging policy with the approval of the rating agencies and will not enter into any further hedges of the class B notes and certificates as we anticipate ceasing payments of interest on these notes and certificates in the final quarter of 2003. We believe it prudent to continue to hedge our interest rate exposure in respect of the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. We also expect that by the end of 2003, our cashflows will be insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments. Therefore, we are no longer including this cash balance in our hedging calculations from the end of 2003.

     As of March 31, 2003, Airplanes Group had unamortized swaps with an aggregate notional principal balance of $1,710 million. The aggregate notional principal balance of these swaps reduce by their terms to an aggregate notional principal balance of $700 million by March 31, 2005, to an aggregate notional principal balance of $405 million by March 31, 2006 and to an aggregate notional principal balance of $235 million by March 31, 2007. None of the swaps has a maturity date extending beyond December 17, 2007. The aggregate fair market value of the portfolio of 49 swaps as of March 31, 2003 was estimated at $(82) million (that is, the swaps were "out-of-the-money," meaning that if the swaps were sold then, a loss of $82 million would result) as detailed below:

                  AIRPLANES GROUP SWAP BOOK AT MARCH 31, 2003

                                                                                                 ESTIMATED FAIR
                                                               FINAL MATURITY    FIXED RATE    MARKET VALUE AS OF
SWAP NUMBER            NOTIONAL AMOUNT(1)    EFFECTIVE DATE         DATE         PAYABLE(2)      MARCH 31, 2003
-----------            ------------------    --------------    --------------    ----------    ------------------
                         (IN MILLIONS)                                                           (IN THOUSANDS)
1....................        $   10            15-Apr-01         15-Apr-03        7.1850%           $    (48)
2....................            40            15-Nov-02         15-Apr-03        1.7900%                (16)
3....................           130            15-Nov-02         15-May-03        1.3880%                (21)
4....................            30            21-Jun-99         15-Jun-03        6.3100%               (336)
5....................            10            16-Sep-02         16-Jun-03        1.8100%                (13)
6....................            45            15-Jul-99         15-Aug-03        6.2900%               (804)
7....................            10            18-Jan-00         15-Oct-03        6.4650%               (310)

                                                                                                 ESTIMATED FAIR
                                                               FINAL MATURITY    FIXED RATE    MARKET VALUE AS OF
SWAP NUMBER            NOTIONAL AMOUNT(1)    EFFECTIVE DATE         DATE         PAYABLE(2)      MARCH 31, 2003
-----------            ------------------    --------------    --------------    ----------    ------------------
                         (IN MILLIONS)                                                           (IN THOUSANDS)
8....................            25            17-Aug-99         15-Nov-03        6.3300%               (778)
9....................            40            15-Dec-00         15-Nov-03        7.3625%             (1,112)
10...................             5            26-Apr-00         15-Nov-03        6.6875%               (232)
11...................            30            20-Sep-00         15-Nov-03        6.5625%             (1,093)
12...................             5            15-Nov-00         15-Nov-03        6.5775%               (181)
13...................            25            15-Feb-01         15-Nov-03        5.2750%               (325)
14...................            30            15-Jan-03         15-Dec-03        1.4825%                (93)
15...................            35            24-Mar-00         15-Dec-03        6.8450%             (1,777)
16...................            15            15-May-00         15-Jan-04        7.2995%               (769)
17...................            10            26-Jun-00         15-Feb-04        6.9775%               (387)
18...................            35            15-Aug-00         15-Feb-04        6.7700%             (1,811)
19...................            15            18-Aug-00         15-Apr-04        6.7700%               (791)
20...................            60            30-Apr-02         15-Apr-04        3.3700%               (973)
21...................            15            15-Nov-01         15-Apr-04        4.8900%               (567)
22...................            20            15-Aug-02         15-Apr-04        2.1600%               (225)
23...................            25            17-Apr-01         15-May-04        6.8290%             (1,544)
24...................            10            12-Oct-00         15-Jul-04        6.5850%             (1,246)
25...................            65            17-Jun-02         15-Jul-04        3.7700%             (2,098)
26...................            35            17-Sep-01         15-Sep-04        5.7125%             (2,268)
27...................            85            17-Jun-02         15-Oct-04        3.5800%             (1,218)
28...................             0(3)         15-Jul-03         15-Nov-04        5.7650%             (1,327)
29...................            85            15-Apr-02         15-Dec-04        5.3975%             (1,439)
30...................             0(3)         15-Apr-03         15-Dec-04        4.2350%             (1,127)
31...................            45            15-May-01         15-Jan-05        4.7950%             (2,436)
32...................           145            21-Aug-01         15-Feb-05        4.4195%             (4,247)
33...................             0(3)         15-Oct-04         17-Oct-05        4.5650%               (229)
34...................            40            17-Oct-01         15-Nov-05        3.9475%             (1,757)
35...................            90            24-Jul-01         15-Dec-05        5.2850%             (7,748)
36...................             0(3)         17-Nov-03         17-Jan-06        5.1150%             (1,272)
37...................           200            20-Dec-01         15-Feb-06        4.6350%            (12,363)
38...................             0(3)         15-May-03         15-Mar-06        2.8800%               (251)
39...................            25            30-Jan-02         15-Apr-06        3.5040%             (1,079)
40...................           130            15-Mar-02         15-Apr-06        4.0125%             (4,483)
41...................             0(3)         15-Dec-03         18-Apr-06        2.9425%               (274)
42...................            55            15-Aug-02         15-Jul-06        5.5500%             (9,100)
43...................             0(3)         17-Oct-05         15-Oct-06        4.9400%               (108)
44...................             0(3)         15-Jul-04         15-May-07        5.8620%             (5,517)
45...................             0(3)         15-Mar-04         15-May-07        5.2020%             (2,605)
46...................             0(3)         15-Apr-03         15-May-07        3.5350%             (1,686)
47...................            35            17-Mar-03         17-Sep-07        3.8700%             (2,291)
48...................             0(3)         15-May-07         15-Nov-07        4.8000%                 28)
49...................             0(3)         17-Sep-07         17-Dec-07        4.9440%                (34)
                             ------                                                                 --------
                              1,710                                                                  (82,380)
                             ======                                                                 ========

---------------

(1) While some of the above swaps have a fixed notional amount, many amortize over the period to the final maturity date.

(2) Under all swaps, Airplanes Group receives floating rate payments at one month LIBOR, reset monthly on an actual/360 adjusted basis.

(3) The initial amounts for swaps number 28, 30, 33, 36, 38, 41, 43, 44, 45, 46, 48 and 49 are $15 million, $15 million, $15 million, $30 million, $10 million, $30 million, $10 million, $65 million, $20 million, $60 million, $95 million and $75 million respectively.

     Additional interest rate exposure will arise to the extent that lessees owing fixed rate rental payments default and interest rates have declined between the contract date of the lease and the date of default. This exposure can be managed through the purchase of swaptions. If Airplanes Group purchases swaptions, these, if exercised, will allow Airplanes Group to enter into interest rate swap transactions under which it would pay floating amounts and receive fixed amounts. These swaptions could be exercised in the event of defaults by lessees owing fixed rate rental payments in circumstances where interest rates had declined since the contract date of such leases. Following consultation with the rating agencies in the year ended March 31, 2002, it is not currently proposed to purchase any swaptions due primarily to the low interest rate environment and our current cash flow performance.

     Because not all lessees making fixed rate rental payments are expected to default and not all lessee defaults are expected to occur following a decline in interest rates, if Airplanes Group were to decide to purchase swaptions, it would purchase swaptions in a notional amount less than the full extent of the exposure associated with the lessees making fixed rate rental payments. This notional amount (the "TARGET HEDGE") will be varied from time to time to reflect, among other things, changes in the mix of payments bases under future leases and in the prevailing level of interest rates.

     The payment of the premium for any of these swaptions may be made at two points in the priority of payments under the indentures. Fifty percent of any swaption premium in any month is a "MINIMUM HEDGE PAYMENT" and is paid fourth in Airplanes Group's order of priority of payments. The other 50% of the premium is expended as a "SUPPLEMENTAL HEDGE PAYMENT" and is paid seventeenth in Airplanes Group's order of priority of payments.

     If there are not sufficient amounts available for distribution and a supplemental hedge payment would not be made in any month, then Airplanes Group would reduce the aggregate notional amount of the swaptions bought in that month to reflect the amount that can be bought for the premium payable as a minimum hedge payment. As a result of the outstanding class A principal adjustment amount, no supplemental hedge payments can be made until there are sufficient cash flows in any given month to satisfy all obligations ranking senior to the supplemental hedge payment under the terms of the notes.

     If at any time there are outstanding swaptions the administrative agent may also from time to time sell at market value or unwind part or all of the swaption portfolio, for example, to reflect any decreases in the target hedge. In the period from March 28, 1996 to March 31, 2002, Airplanes Group purchased swaptions for interest rate swaps with an aggregate notional principal balance of $659 million and sold swaptions with an aggregate notional principal balance of $589 million and swaptions with an aggregate notional principal of $70 million matured. The net aggregate notional principal balance of swaptions at March 31, 2003 therefore amounted to $Nil.

     Through the use of swaps, swaptions and other interest rate hedging products, Airplanes Group seeks to manage its exposure to adverse changes in interest rates based on regular reviews of its interest rate risk. There can be no assurance, however, that Airplanes Group's interest rate risk management strategies will be effective in this regard. In particular, because of our current financial condition, we may have difficulty finding counterparties. Some of our counterparties have also ceased to be eligible counterparties because they have been downgraded.

     The directors of Airplanes Limited and the controlling trustees of Airplanes Trust are responsible for reviewing and approving the overall interest rate management policies and transaction authority limits. Specific hedging contracts are approved by officers of the administrative agent acting within the overall policies and limits. Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the directors of Airplanes Limited and the controlling trustees of Airplanes Trust. Airplanes Group's counterparties consist of the affiliates of major U.S. and European financial institutions who have credit ratings, or provide collateralization arrangements, which are consistent with maintaining the ratings of the class A certificates.

     On April 1, 2001 we adopted Statement of Financial Accounting Standards
(SFAS) 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." As a result, all derivatives are now recognized on the balance sheet at their fair value. All derivatives are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" instrument.

     As noted above, we have a detailed hedging policy, which has been approved by the board of directors of Airplanes Limited and controlling trustees of Airplanes Trust and the rating agencies. As part of this hedging policy we have formally documented all relationships between hedging instruments and hedged items as well as our risk-management objective and strategy for undertaking various hedge transactions.

     This process includes linking all derivatives that are designated as cash flow hedges to specific liabilities on the balance sheet. We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are included in the item "Net change in cash flow hedges" in "other comprehensive income" (OCI), until earnings are affected by the variability in cash flows of the designated hedged item.

     Hedge accounting is discontinued prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or it is determined that designation of the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued, the derivative will continue to be carried at its fair value on the balance sheet, and any changes in its fair value will be recognized in earnings. In all situations where derivatives are designated as trading instruments, they are carried at fair value on the balance sheet and any changes in fair value are recognized in earnings.

     The opening effect as at April 1, 2001 of the adoption of SFAS 133 was $(38) million in other comprehensive income (i.e. if the swaps were sold then, a loss of $38 million would have resulted) and $5 million in earnings (being the deferred gain on early termination of interest and related derivatives). The net change in the value of cash flow hedges for the year ended March 31, 2003 was a decrease of $42 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report. See "Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS AND CONTROLLING TRUSTEES

     The Directors and the Controlling Trustees of Airplanes Limited and Airplanes Trust, respectively, their respective ages and principal activities are as follows:

                                                               OFFICES HELD
                                      --------------------------------------------------------------
NAME                             AGE        AIRPLANES LIMITED                AIRPLANES TRUST
----                             ---  ------------------------------  ------------------------------

Richard E. Cavanagh............  56   Independent director            Independent controlling
                                                                      trustee

Roy M. Dantzic.................  58   Independent director            Independent controlling
                                                                      trustee

Hugh R. Jenkins................  69   Independent director            Independent controlling
                                                                      trustee

William M. McCann..............  59   Chairman and independent        Chairman and independent
                                      director                        controlling trustee

Brian T. Hayden................  56   Class E note director           Class E note controlling
                                                                      trustee

     Richard Cavanagh is the President and Chief Executive Officer of The Conference Board, Inc., a global business research and membership enterprise based in New York City. Before taking up his current position in 1995, he served for eight years as Executive Dean of the Kennedy School of Government at Harvard University. Before that, he was a partner at McKinsey & Company, Inc., an international management consulting firm. During his 17 years with McKinsey, he took a two-year public service leave and held senior positions in The White House Office of Management & Budget. He co-authored the management book The Winning Performance. Mr. Cavanagh also serves as a director of Aircraft Finance Trust (another aircraft securitization vehicle), the BlackRock Mutual Fund family, Arch Chemicals (formerly Olin), The Fremont Group (formerly Bechtel Investments) and The Guardian Life Insurance Company.

     Roy Dantzic qualified as a chartered accountant in 1968 and started his career with Coopers & Lybrand. Between 1970 and 1980, he engaged in corporate advisory work, principally as a director of Samuel Montagu. In 1980, Mr. Dantzic was appointed by the British Government as the finance director of British National Oil Corporation and he served in this capacity until 1984. Between 1985 and 1989, he was a director of the corporate broking division of Wood McKenzie. In 1989 he joined the board of directors of Stanhope Properties and served as its finance director from 1992 until the company was acquired in 1995. Mr. Dantzic is a non-executive director of Second Site Property Holdings Ltd., having recently retired after seven years as its managing director. Mr. Dantzic has also become a non-executive director of Development Securities plc.

     Hugh Jenkins has spent over 20 years in senior investment management positions. He served as Director-General of Investments for the pension plans of the National Coal Board from 1973-1985, a director of Heron International, N.V. from 1985-1986, Group Investment director of Allied Dunbar Insurance Plc from 1986-1989, and an executive director of the Prudential Corporation plc and Chairman/Chief Executive of its investment management subsidiary from 1989 to December 1995. He is currently the Chairman of Development Securities plc and a non-executive director of Johnson Matthey plc, Gartmore European Investment Trust plc and Development Securities (Investments) plc. Mr. Jenkins is also an Advisory Director of London Economics Ltd.

     William McCann, a chartered accountant, was the Managing Partner of Craig Gardner/Price Waterhouse in the Republic of Ireland from 1987 to 1995. From 1991 to 1995 he was a member of the Price Waterhouse World Board. He was a director of the Central Bank of Ireland from 1993 to 1998. Mr. McCann was a member of the Electricity Supply Board, Ireland from 1986 to 2001 and Chairman from 1996 to 2001. Mr. McCann is currently Deputy Chairperson of the Irish Takeover Panel. He is also a director of Canada Life Assurance (Ireland) Limited and Readymix plc and is Chairman or a director of a number of other companies. He is a Board Member of the University College Dublin Graduate School of Business.

     Brian Hayden qualified as a mechanical engineer in 1970 and started his career with Aer Lingus. He worked in various management positions within Aer Lingus during the next 19 years. In 1989, he moved to GPA Group (now known as debis AirFinance Ireland) to head the technical division as Senior Vice President -- Technical. In 1993, he joined GECAS and is presently an Executive Vice President with responsibility for technical management of the GECAS-owned and managed fleet. He is a director of GECAS and a former director of Irish Helicopters.

     Neither Airplanes Limited nor Airplanes Trust has any employees or executive management. The board of directors of Airplanes Limited and the controlling trustees of Airplanes Trust rely on the servicer, the administrative agent, the cash manager and the other service providers for all servicing, executive and administrative functions. See "Item 1. Business -- Risk Factors -- Risks Relating to Airplanes Group and Third Parties" for a description of the risks involved in relying on service providers to operate our business. The directors and controlling trustees of Airplanes Limited and Airplanes Trust, as well as other individuals, serve as directors of various of our subsidiaries.

THE SERVICER

     GECAS provides various aircraft-related services to us as servicer under the servicing agreement. On November 20, 1998, GECAS' affiliate, GE Capital, acquired the class E notes previously held by GPA Group (now known as debis AirFinance Ireland) and its subsidiaries. As the holder of the majority of the class E notes, GE Capital has the right to appoint one director to the board of Airplanes Limited and one controlling trustee of Airplanes Trust. GECAS also holds 5% of the ordinary share capital of Airplanes Holdings, and its affiliate, GE Capital, has an option to acquire the residual interest in Airplanes Trust from debis AirFinance, Inc.

     GECAS is a global commercial aviation financial services company that offers a broad range of aircraft financial products and provides management, marketing and technical support services to airlines, aircraft owners, lenders and investors and various of its affiliates, including the GE Group, and other third parties, including Aircraft Finance Trust, Lease Investment Flight Trust and Airplanes Group. As of March 31, 2003, GECAS and its affiliates managed a portfolio consisting of 1,480 aircraft on lease to more than 180 lessees in 63 countries throughout the world. As of March 31, 2003, GECAS has also committed to purchase a total of 260 new aircraft from manufacturers, deliverable through December 2007.

     GECAS and its affiliates offer such financial products as finance leases (including both direct financing and leveraged leases), operating leases and other structured finance products (including aircraft securitization vehicles). Its management services include collecting rental payments, arranging and monitoring aircraft maintenance performed by others, limited technical inspection of aircraft, arranging and monitoring insurance, arranging for aircraft valuations, registration and de-registration, monitoring compliance with leases, enforcement of lease provisions against lessees, confirming compliance with applicable ADs and facilitating delivery and redelivery of aircraft. GECAS also arrange sales of aircraft to third parties. GECAS, its affiliate, GE Capital, or any of its other affiliates may acquire debt or beneficial interests in other securitization vehicles that own a portfolio of aircraft assets.

     GECAS is headquartered in Shannon, Ireland where it had 91 employees as of March 31, 2003. GE Capital Aviation Services, Inc., of which GECAS is a subsidiary, has a further 135 employees worldwide and has operations in Stamford, Connecticut; Shannon, Ireland; Miami, Florida and a number of other locations.

     The table below sets forth the different aircraft comprising the GECAS managed portfolio as of March 31, 2003 by manufacturer and by whether the aircraft are owned and managed by affiliates of GE Capital or managed for third parties or Airplanes Group.

                                                 GE CAPITAL     OTHER MANAGED      AIRPLANES
AIRCRAFT TYPE AND CLASS                            FLEET       THIRD PARTIES(1)      GROUP      TOTAL
-----------------------                          ----------    ----------------    ---------    -----
Airbus
  A300.........................................       15              --                3          18
  A310.........................................        6               1               --           7
  A319.........................................       86              --               --          86
  A320.........................................      102              11               12         125
  A321.........................................       10              --               --          10
  A330.........................................       13              --               --          13
Boeing
  B727.........................................        6              --               --           6
  B737-200.....................................       42               1               15          58
  B737-300/400/500.............................      247(2)           31               43         321
  B737-600/700/800.............................      172               5               --         177
  B737-900.....................................        4              --               --           4
  B747.........................................       33               1                1          35
  B757-200.....................................       31              --                3          34
  B767-200.....................................        2              --               --           2
  B767-200ER...................................        9               2                1          12
  B767-300ER...................................       40              15                4          59
  B767-300F....................................        1              --               --           1
  B777-200.....................................        6              --               --           6
McDonnell Douglas
  DC8..........................................       --              --               18          18
  DC9..........................................       --              14                6          20
  DC10.........................................       10               2               --          12
  MD-11........................................        6               1                3          10
  MD-81........................................       --              10               --          10
  MD-82........................................       28              24                2          54
  MD-83........................................       16               5               23          44
  MD-87........................................       --               5                1           6
  MD-88........................................       12              --               --          12
Fokker
  F-100........................................       10              --               16          26
Other Jets.....................................      244              --               --         244
Turboprops.....................................       22              --               28          50
                                                   -----             ---              ---       -----
  Total........................................    1,173             128              179       1,480
                                                   =====             ===              ===       =====
Body Type:
  Widebody.....................................      142              22               12         176
  Narrowbody...................................    1,031             106              167       1,304
Stage Compliance(3):
  Stage 2......................................       20              --               19          39
  Stage 3......................................    1,153             128              160       1,441

---------------

(1) The third parties include Lease Investment Flight Trust and Aircraft Finance Trust. Certain aircraft included in the Other Managed Third Parties fleet are owned by joint ventures or pursuant to other arrangements in which unaffiliated parties have interests.

(2) For purposes of this table, seven B737 aircraft which GE Capital leases to debis AirFinance Ireland and which are subleased to the operating lessee, have been included in the GE Capital fleet.

(3) Turboprop and Stage 3 hushkitted aircraft have been classified as Stage 3 compliant.

THE SERVICING AGREEMENT

     GECAS provides services with respect to all of the aircraft in our portfolio pursuant to the servicing agreement. The servicing agreement provides that the servicer will act in accordance with applicable law and with our directions in performing the aircraft services described below. In addition, the servicer has agreed to perform its services in accordance with the following "GECAS SERVICES STANDARD" and "GECAS CONFLICTS STANDARD":

     - GECAS must use reasonable care and diligence at all times in the performance of the services.

     - If a conflict of interest arises regarding GECAS's management, servicing or marketing of (a) any two aircraft in our portfolio or (b) any aircraft in our portfolio and any other aircraft managed by GECAS, GECAS will perform its services in good faith. If the two aircraft or the aircraft in our portfolio and the other aircraft managed by GECAS are substantially similar in terms of objectively identifiable characteristics that are relevant for the particular services to be performed, GECAS will not discriminate among the aircraft or between any of the aircraft in our portfolio and any other aircraft managed by GECAS on an unreasonable basis. GECAS is not obliged to inform us of any conflicts of interest.

     The servicer does not have any fiduciary duty or other implied duties to us or any other person, including any certificateholders, and its obligations will be limited to the express terms of the servicing agreement. GECAS will not be liable to us for any of our losses arising out of, in connection with or related to, GECAS's management of our portfolio, except where those losses are finally adjudicated to have resulted directly from GECAS's gross negligence or wilful misconduct. The servicer is not obliged to take any action that it believes is reasonably likely to violate any applicable law with respect to GECAS or its affiliates, violate any established written policies of GE related to legal, ethical and social matters in business practices, or lead to an investigation by any governmental authority. In addition, the servicer does not assume any liability or accountability for (a) the terms and conditions of the notes, (b) the ability of Airplanes Limited or Airplanes Trust to comply with the terms and conditions of the notes or the guarantees and (c) the structuring or implementation of any aspect of the various transactions contemplated by this report.

     Airplanes Limited, Airplanes Trust, Airplanes Holdings and AeroUSA have agreed to indemnify the servicer and its affiliates on an after-tax basis for any of its losses arising out of, in connection with or related to its performance of the services, except where those losses are finally adjudicated to have resulted directly from GECAS's gross negligence or wilful misconduct in respect of its obligation to apply the GECAS services standard or GECAS conflicts standard in respect of its performance of the services.

AIRCRAFT SERVICES

     The main categories of the services that are provided by the servicer are:

     - lease marketing, including re-marketing, lease negotiation and execution;

     - aircraft management, including lease rent collection, ensuring aircraft maintenance, insurance monitoring and procurement, contract compliance by, and enforcement against, lessees, and accepting delivery and re-delivery of aircraft;

     -  aircraft sales as we direct;

     - monitoring of maintenance reporting, and provision of records and information about the aircraft;

     -  arranging valuations and monitoring regulatory developments;

     - commercially reasonable assistance in complying with covenants relating to the aircraft under the indentures;

     - assistance in connection with public or private offerings of certificates;

     - legal and other professional services in the ordinary course of the operating lease business; and

     -  periodic reporting of operational information relating to the aircraft.

     The servicer has also agreed to give us and our agents access to information and its personnel for monitoring purposes, and to separate its own funds from our funds.

OPERATING GUIDELINES

     Under the servicing agreement, GECAS is entitled to exercise the authority necessary to give it a practicable and working autonomy in performing the services. Airplanes Holdings, acting on behalf of Airplanes Group through the administrative agent, has established monitoring and control procedures to enable the servicer to properly manage our business and assets.

     All transactions the servicer enters into on our behalf must be at arm's length and on fair market value terms unless we agree otherwise. Some transactions or matters involving the aircraft require the prior written approval of Airplanes Holdings. These include:

     -  sales of aircraft unless required by a lease;

     - entering into any leases, renewals or extensions on terms that do not comply with the operating covenants under the indentures;

     - terminating any lease or leases to any single lessee with respect to aircraft having an aggregate depreciated net book value in excess of $200 million;

     - entering into any contract for the modification or maintenance of aircraft where the costs to be incurred (a) exceed the greater of (1) the estimated aggregate cost of a heavy maintenance check for a similar aircraft and (2) available maintenance reserves or other collateral under the related lease, or (b) are outside the ordinary course of our business;

     - issuing any guarantee for us, or otherwise pledging our credit, other than with respect to trade payables in the ordinary course of business; and

     - any transaction with GE Capital or any of its affiliates not contemplated in the servicing agreement.

BUDGET

     Airplanes Holdings adopts an annual budget each year with respect to the aircraft. The servicer has agreed to use reasonable commercial efforts to attempt to achieve the budget each year.

SERVICING FEES

     Airplanes Limited, Airplanes Holdings and AeroUSA pay an annual index-linked fee to the servicer, payable monthly in arrears for the period each aircraft is under management. For the year to March 31, 2003, this fee was 0.56% of the agreed book value of each aircraft, payable monthly in arrears for the period of time that aircraft is under GECAS's management. The servicer is entitled to additional incentive fees based on annual cash flow generated by leases in excess of targets and sales of aircraft, with a minimum fee of $1.5 million annually. The servicer is also entitled to additional fees in connection with the services required to be provided by GECAS in respect of any offerings and sales by us of certificates. Airplanes Limited, Airplanes Holdings and AeroUSA also pay expenses incurred or approved by the servicer on our behalf, including aircraft maintenance costs and insurance, outside professional advisory fees and other out of pocket expenses, which may be a significant component of our overhead costs. In the year ended March 31, 2003, aircraft maintenance reserve expenses were $36.7 million. Other expenses, including servicer fees, outside professional advisory fees, insurance and other out of pocket expenses amounted to $33.3 million for the same period.

TERM AND TERMINATION

     The initial term of the servicing agreement expires on the earlier of March 28, 2014 and the payment in full of all amounts outstanding under the notes. Each party has the right to terminate under specified circumstances. The servicer has the right to terminate the servicing agreement if any of the following occur:

     - Airplanes Limited, Airplanes Trust, Airplanes Holdings and/or AeroUSA fail to pay when due any servicing fees or other amounts owed to the servicer after appropriate notice;

     - Airplanes Limited, Airplanes Trust, Airplanes Holdings and/or AeroUSA fail to perform or observe or violate in any material respect any material term, covenant, condition or agreement under the servicing agreement;

     - any of Airplanes Limited, Airplanes Trust, Airplanes Holdings, AeroUSA or their respective subsidiaries or affiliates has made a false or misleading representation or warranty in the servicing agreement or any related document that is reasonably likely to have a material adverse effect on the servicer or on its rights and obligations under the servicing agreement;

     - an involuntary proceeding under applicable bankruptcy, insolvency, receivership or similar law against Airplanes Limited, Airplanes Trust, Airplanes Holdings, AeroUSA or any of their significant subsidiaries continues for 75 days or if any of these entities goes into liquidation or suffers a receiver or mortgagee to take possession of all or substantially all of our or its assets, or if any of these entities commences a voluntary proceeding under bankruptcy, insolvency, receivership or similar law or makes a general assignment for the benefit of their creditors;

     - Airplanes Limited, Airplanes Trust, AeroUSA, Airplanes Holdings and their respective subsidiaries and affiliates no longer own any aircraft;

     -  the indentures cease to be in full force and effect; or

     - any guarantee in favor of the servicer by any of Airplanes Limited, Airplanes Trust, AeroUSA, Airplanes Holdings and their respective subsidiaries and affiliates ceases to be legal, valid and binding.

     Airplanes Holdings, on behalf of itself, AeroUSA and Airplanes Limited, has the right to terminate the servicing agreement if any of the follow occur:

     - the servicer ceases to be at least 75% owned, directly or indirectly, by GE or GE Capital;

     - the servicer fails in any material respect to perform any material services required by the servicing agreement in accordance with the GECAS services standard or the GECAS conflicts standard, and this failure has a material adverse effect on Airplanes Group as a whole; or

     - an involuntary proceeding under bankruptcy, insolvency, receivership or similar law against GE, GE Capital or the servicer continues undismissed for 75 days or any of those entities goes into liquidation or suffers a receiver or mortgagee to take possession of all or substantially all of its assets, or if GE, GE Capital or the servicer commences a voluntary proceeding under bankruptcy, insolvency, receivership or similar law or makes a general assignment for the benefit of its creditors.

     Airplanes Limited, AeroUSA and Airplanes Holdings also have the right to terminate the servicing agreement upon six months' written notice to the servicer if:

     - the servicer fails to perform any of its specified tax related undertakings to preserve the Shannon tax benefits as described below; and

     - as a result, we experience a material adverse tax event as defined in the servicing agreement.

     The servicer may resign if it determines that directions given, or services required, would, if carried out:

     -  be unlawful under applicable law;

     - violate GE policy as written and in effect for GE and its controlled subsidiaries at that time;

     -  be likely to lead to an investigation by any governmental authority;

     - expose the servicer to liabilities for which, in the servicer's good faith opinion, it is not adequately indemnified; or

     - place the servicer in a conflict of interest so that, in the servicer's good faith opinion, it could not continue to perform its obligations under the servicing agreement according to its terms.

     Generally, the servicer may only resign, and the parties may only terminate the servicing agreement, if a replacement servicer has been appointed and the rating agencies have confirmed that the current ratings of any certificates will not be lowered or withdrawn.

TAX STATUS

     Because GECAS owns 5% of the outstanding issued ordinary share capital of Airplanes Holdings and it maintains particular employment levels in Shannon, Ireland, Airplanes Holdings and its Irish tax-resident subsidiaries enjoy reduced rates of corporation tax, and improved entitlements to capital allowances. In addition, these Shannon tax benefits include the right to pay interest in various circumstances without paying Irish withholding tax, and to deduct payments of interest in calculating corporate tax liability. While we expect Airplanes Holdings and our Irish tax resident subsidiaries to continue to benefit from their status as Shannon certified companies until the scheduled termination of the preferential tax regime on December 31, 2005, we cannot guarantee that the management of the aircraft by the servicer will not expose Airplanes Holdings or the Irish tax resident companies to tax liabilities outside Ireland. The servicing agreement sets out various tax-related undertakings of the servicer to maintain a favorable tax treatment in Ireland for Airplanes Holdings and its Irish tax resident subsidiaries. These include:

     - maintaining minimum levels of employment in Ireland if required for Airplanes Holdings or its Irish tax resident subsidiaries to maintain their Shannon licences and tax certification;

     - holding meetings of the board of directors of the servicer in Shannon at least quarterly, and only occasionally outside Shannon;

     - holding meetings of the servicer's transaction approval committee in Shannon at least monthly and only occasionally outside Ireland;

     -  a majority of the committee members must be employees of the servicer;

     - generally signing aircraft-related contracts in Ireland or outside of Ireland pursuant to a limited power of attorney;

     - compensating any of the servicer's affiliates for services provided outside Ireland in respect of the aircraft only to the extent those services are provided by express agreement;

     - ensuring the managing director of the servicer is an officer and employee based in Shannon; and

     -  maintaining no offices outside Shannon.

     If the servicer breaches a tax-related undertaking as a result of its gross negligence or wilful misconduct and we experience a material tax event, our sole remedy is to terminate the servicing agreement after notice. The servicer has the right for any good faith commercial reason to modify the tax-related undertakings, which could lead to a loss of favorable tax treatment for Airplanes Holdings and its Irish tax resident subsidiaries.

ASSIGNMENT OF SERVICING AGREEMENT

     None of the servicer, Airplanes Limited, Airplanes Holdings or AeroUSA can assign their rights and obligations under the servicing agreement without the other parties' consent. However, the servicer may delegate a portion, but not all, of its duties to GE Capital or GE or any 75% or more owned subsidiary of GE Capital or GE.

PRIORITY OF PAYMENT OF SERVICING FEES AND REIMBURSABLE EXPENSES

     The fees and expenses of the servicer rank senior in priority of payment to all payments of interest, principal and any premium on the notes.

     The obligations of Airplanes Limited, Airplanes Holdings and AeroUSA under the servicing agreement have been guaranteed by each other, Airplanes Trust and their respective subsidiaries and affiliates.

     GECAS's address is GE Capital Aviation Services Limited, Aviation House, Shannon, Ireland and its telephone number is +353-61-706500.

THE ADMINISTRATIVE AGENT AND CASH MANAGER

DEBIS AIRFINANCE IRELAND

     Subsidiaries of debis AirFinance Ireland serve as our administrative agent and cash manager. debis AirFinance Ireland is a wholly-owned indirect subsidiary of debis AirFinance B.V., a major participant in the global commercial aviation industry. debis AirFinance B.V., directly and through debis AirFinance Ireland and other subsidiaries, also owns and manages aircraft, both for its own account and for third parties, including AerCo, another aircraft securitization vehicle. At March 31, 2003, debis AirFinance B.V. directly had 90 aircraft in its portfolio which were on lease to 30 lessees in 21 countries and, through debis AirFinance Ireland, had 114 aircraft in its portfolio which were on lease to 52 lessees in 20 countries. debis AirFinance Ireland is also the holder of substantially all of the subclass D-2, E-1 and E-2 notes of AerCo and acts as servicer for AerCo's portfolio of aircraft. Subsidiaries of debis AirFinance Ireland also act as administrative agent and cash manager to AerCo. Other subsidiaries of debis AirFinance Ireland act as administrative agent and cash manager to GPA-ATR Limited, a turboprop aircraft joint venture company in which debis AirFinance Jetprop Limited holds 50% of the share capital.

     GPA Group (now known as debis AirFinance Ireland), directly or indirectly owned all of the aircraft, the aircraft-owning and aircraft-leasing subsidiaries that we acquired in March 1996. We have taken steps to structure Airplanes Group and the acquisition from debis AirFinance Ireland in 1996 to ensure that our assets would not be consolidated with the assets of debis AirFinance Ireland and would not otherwise become available to their creditors in any bankruptcy or insolvency proceeding involving debis AirFinance Ireland or any of its affiliates. See "Item 1. Business -- Risk Factors -- Risks Relating to Bankruptcy."

     At March 31, 2003, debis AirFinance B.V. employed 119 people worldwide, with 21 employees in Shannon, Ireland, where debis AirFinance Ireland is located. debis AirFinance B.V. has its headquarters in Amsterdam, the Netherlands and also has an office with 10 employees in Fort Lauderdale, Florida.

ADMINISTRATIVE AGENT

     debis AirFinance Financial Services (Ireland) Limited, as administrative agent, is responsible for providing administrative and accounting services to the directors and controlling trustees. Its duties include:

     -  monitoring the performance of the servicer;

     -  liaising with rating agencies;

     - maintaining accounting ledgers (although we retain responsibility for all discretionary decisions and judgments relating to the preparation and maintenance of ledgers and accounts, and we retain responsibility for, and prepare, our financial statements);

     -  preparing and presenting annual budgets to us for approval;

     -  authorizing payment of various expenses;

     - coordinating any amendments to the transaction documents other than the leases;

     -  supervising outside counsel and coordinating legal advice;

     - preparing and coordinating reports to investors and the SEC and managing investor relations with the assistance of outside counsel and auditors, if appropriate;

     - preparing, or coordinating the preparation of, all required tax returns for our approval and filing;

     - maintaining, or monitoring the maintenance of, our books and records that are not maintained by our company secretary or the Delaware trustee;

     - preparing agendas and any required papers for meetings of the governing bodies of Airplanes Group entities;

     - assisting us in (i) developing and implementing our interest rate management policy and developing financial models, cash flow projections and forecasts, and (ii) making aircraft lease, sale and capital investment decisions;

     - advising us as to the appropriate levels of the liquidity reserve amount; and

     - assisting us in the refinancing of all or a portion of the notes and certificates.

     We may also ask the administrative agent to provide additional services. We pay the administrative agent an annual fee, which has been renegotiated during the year ended March 31, 2003, of $3.52 million, payable monthly in arrears, and an additional annual fee of approximately $1.25 million, which varies according to the number of aircraft owned. These fees will be index-linked with effect from April 1, 2003. We reimburse the administrative agent for expenses incurred on our behalf and indemnify the administrative agent for any liability it incurs, other than through its own deceit, fraud, wilful default or gross negligence.

     The administrative agent may resign upon 60 days' written notice in defined circumstances. We may remove the administrative agent upon 180 days' written notice with or without cause. However, the resignation or removal of the administrative agent will not become effective until a successor administrative agent has been appointed with the consent of the servicer and has accepted appointment as the successor administrative agent under the administrative agency agreement.

CASH MANAGER

     debis AirFinance Cash Manager Limited, as cash manager, provides cash management and related services to us, including establishing and administering our accounts, providing information about our accounts and investing the funds held by us in the collection account and the lessee funded account in prescribed investments ("PERMITTED ACCOUNT INVESTMENTS") on permitted terms. These accounts (but not the rental accounts) are maintained in the name of the security trustee. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Accounts" for a more detailed description of our accounts.

     The cash manager calculates monthly payments and makes other calculations required under the cash management agreement based on data it receives from the servicer. The cash manager also provides the trustee with the information required for the monthly reports to the certificateholders. It is the responsibility of the cash manager to ensure that the proceeds from the lease or sale of our assets are deposited in the collection account. Upon the occurrence of a note event of default, the cash manager will distribute funds in the manner set forth in the indentures.

     We pay the cash manager an annual fee of $0.9 million, which will be index-linked with effect from April 1, 2003, and indemnify the cash manager against any loss or liability it incurs, other than through its own deceit, fraud, willful default or gross negligence, or simple negligence in the handling of funds.

     The cash manager may resign upon 30 days' written notice so long as a replacement cash manager has been appointed. We may remove the cash manager at any time upon 180 days' written notice with or without cause.

COMPANY SECRETARY

     Mourant & Co. Secretaries Limited, as company secretary for Airplanes Limited, provides secretarial services for, and maintains the books and records, including minute books and stock transfer records, of Airplanes Limited.

DELAWARE TRUSTEE

     Wilmington Trust Company, as the Delaware Trustee for Airplanes Trust, maintains the books and records, including minute books and trust certificate records, of Airplanes Trust.

ITEM 11.  EXECUTIVE COMPENSATION

     All directors of Airplanes Limited and controlling trustees of Airplanes Trust are compensated for travel and other expenses incurred in the performance of their duties. Each independent director and independent controlling trustee is paid an index-linked annual fee, currently $86,127, for their services in both capacities. The chairman of Airplanes Limited and Airplanes Trust also receives an additional index-linked annual fee, currently $57,418, for his services in that capacity. On July 1, 2000, the independent directors and independent controlling trustees were paid a one-off amount by Airplanes Limited and Airplanes Trust equal to the amount they would have received had their fees been index-linked from April 1, 1996, taking account of inflation from April 1, 1996 to April 1, 1999. The fees were adjusted for inflation on April 1, 2002 for the period to March 31, 2005 by reference to the increase in the US CPI from April 1, 1999 to March 31, 2002. The aggregate fees paid to the independent directors and independent controlling trustees by Airplanes Trust and Airplanes Limited may not exceed $550,000 in any year. In addition, Mr. Dantzic, Mr. Jenkins and Mr. McCann each receive annual amounts, currently $7,500, $2,500 and $7,500, respectively, for their services as directors of Airplanes Holdings and some of its subsidiaries. Mr. Dantzic, Mr. Jenkins and Mr. McCann are also entitled to receive an additional $1,000 in respect of each board meeting of these companies which they attend, subject to a maximum payment of $5,000 annually for each of them. Mr. Cavanagh and Mr. Dantzic are also each entitled to receive an aggregate of $2,500 annually from AeroUSA and AeroUSA 3 for their services as directors of these companies and are also entitled to receive an additional $1,000 in respect of each board meeting of these companies which they attend, subject to a maximum payment of $5,000 annually. The directors and controlling trustees are reimbursed for travel and other expenses, and premiums for directors' and officers' insurance are paid on their behalf. Neither the director nor the controlling trustee appointed by the holder of a majority in aggregate principal amount of the class E notes receives remuneration from Airplanes Limited or Airplanes Trust for his services, except reimbursement of travel and other expenses and payment of premiums for directors' and officers' insurance.

     The directors and the controlling trustees do not receive any additional cash or non-cash compensation from Airplanes Limited or Airplanes Trust (either in the form of stock options, stock appreciation rights or pursuant to any long-term incentive plan, benefit or actuarial plan or any other similar arrangements of any kind) as salary or bonus for their services as directors or controlling trustees. None of the directors or controlling trustees currently has an employment contract with either Airplanes Limited or Airplanes Trust or serves as a member of a compensation committee of either Airplanes Limited or Airplanes Trust. The compensation of the directors of Airplanes Limited is set forth in the Articles of Association of Airplanes Limited and that of the controlling trustees is set forth in the Airplanes Trust Agreement. None of the directors or controlling trustees has any beneficial ownership in any of the equity securities of Airplanes Limited, Airplanes Trust or any of their subsidiaries.

     None of the directors, controlling trustees or any member of their families, or any person owning five percent or more of Airplanes Limited's capital stock, has been party to any transaction, or is party to any currently proposed transaction, with Airplanes Limited, Airplanes Trust or any of their subsidiaries. No director or controlling trustee or any member of his family, or any corporation, organization or trust in which that director or controlling trustee is an executive officer, partner, trustee or has a beneficial interest, has been indebted in any amount to Airplanes Limited or Airplanes Trust.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Airplanes Group has had and currently maintains various relationships with GE Capital and GECAS. First, GECAS acts as servicer for Airplanes Group. Secondly, GECAS is the holder of 5% of the ordinary share capital of Airplanes Holdings. Thirdly, Mr Hayden, an employee of GECAS, is a director of Airplanes Limited and a controlling trustee of Airplanes Trust. Fourthly, GE Capital holds the majority of the Airplanes Group class E notes and has an option over the residual interest in Airplanes Trust.

     Airplanes Group has had and currently maintains various relationships with debis AirFinance Ireland plc, formerly known as AerFi Group plc which was previously known as GPA Group plc. First, debis AirFinance Ireland acted as promoter in establishing the entities that comprise Airplanes Group. Secondly, Airplanes Group purchased substantially all of its assets from debis AirFinance Ireland . See "Item 1. Business -- Introduction." Third, debis AirFinance Ireland was the holder of 5% of the ordinary share capital of Airplanes Holdings until November 20, 1998. Fourth, debis AirFinance, Inc., a subsidiary of debis AirFinance Ireland, holds the residual interest in Airplanes Trust (subject to an option granted over such interest in favour of GE Capital as described above). Fifth, subsidiaries of debis AirFinance Ireland act as the Administrative Agent and Cash Manager for Airplanes Group. See "Item 10. Directors and Executive Officers of the Registrants -- Corporate Management." In addition, on November 20, 1998, GE Capital acquired the Airplanes Group class E notes previously held by debis AirFinance Ireland.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Chairman of the Board of Directors of Airplanes Limited and Chairman of the Controlling Trustees of Airplanes U.S. Trust, acting on the recommendation of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust, after evaluating the effectiveness of Airplanes Group's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this Annual Report, has concluded that as of the Evaluation Date, Airplanes Group's disclosure controls and procedures were adequate and designed to ensure that material information relating to Airplanes Group would be made known to the Board of Directors and Controlling Trustees.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in Airplanes Group's internal controls or, to the knowledge of the Chairman of the Board of Directors of Airplanes Limited and Chairman of the Controlling Trustees of Airplanes U.S. Trust, in other factors that could significantly affect Airplanes Group's internal controls subsequent to the Evaluation Date.

ITEM 15.  PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

                                           YEAR ENDED MARCH 31, 2003     YEAR ENDED MARCH 31, 2002
                                           --------------------------    --------------------------
                                                        % APPROVED BY                % APPROVED BY
                                                            AUDIT                        AUDIT
                                               $          COMMITTEE         $          COMMITTEE
                                           ---------    -------------    --------    --------------
Audit Fees...............................   $278,000         100%        250,000          100%
Audit-Related Fees.......................   $122,559         100%         88,486          100%
Tax Fees.................................   $250,144         100%        293,447          100%
All Other Fees...........................    $60,058         100%         18,484          100%
                                           ---------                     -------
Total....................................   $432,761         100%        400,417          100%
                                           =========                     =======

     Audit-Related Fees in the table above for the year ended March 31, 2003 and 2002 relate to quarterly reviews, review of our annual report on Form 10-K and work for compliance with Sarbanes Oxley and Audit Committee work.

     Tax Fees in the table above for the year ended March 31, 2003 and 2002 relate to tax filings in the U.S., Ireland, special advice as to Shannon issues and other international tax filings.

     All Other Fees in the table above for the year ended March 31, 2003 and 2002 relate to tax advice, accounting advice and statutory filings for our subsidiaries.

AUDIT COMMITTEES

     Audit committees of Airplanes Limited and Airplanes Trust were established in August 2000, consisting of their four independent directors or controlling trustees, respectively. In light of the Sarbanes-Oxley Act of 2002, we have adopted revised terms of reference for a single audit committee acting for Airplanes Group, consisting of three independent directors/controlling trustees since the financial statements combine the operating results, assets, liabilities and cash flows of Airplanes Limited and Airplanes US Trust. The duties of the audit committee include the following:

     - to retain, oversee and terminate the independent auditors of Airplanes Group, including, the approval of all audit and engagement fees and terms;

     - to discuss and agree with the external auditor before the audit commences the nature, staffing and scope of the audit;

     - to pre-approve all permissible non-audit services performed by the external auditors. (Audit services include the statutory audit of group and subsidiary companies, the review of 10-K filings and other related work). Pre-approval is delegated to any member to cater for matters arising between meetings, however, the full Committee shall approve at the next scheduled meeting;

     - to review from time to time the cost effectiveness of the audit and the independence and objectivity of the external auditor;

     - to review submissions to the boards in relation to any audited accounts, focusing particularly on:

       -- critical accounting policies and practices and any changes in accounting policies and practice;

       -- all alternative treatments of financial information presented that have been or are to be discussed with the boards;

       -- any unadjusted audit differences;

       -- the going concern assumption;

       -- compliance with accounting standards (and in particular accounting standards adopted in the financial year for the first time);

       -- compliance with legal requirements;

     - to review, on behalf of the boards, Airplanes Group's system of internal and disclosure controls and procedures (including financial, operational compliance and risk management, and whether there are any significant deficiencies in the design or operation of such controls and procedures, material weaknesses and any fraud involving any persons with a significant role in such controls and procedures) and make recommendations to the boards;

     - to review the statement proposed to be included in each filing required to be made with the US Securities and Exchange Commission on the review of the system of internal and disclosure controls and procedures (including financial, operational compliance and risk management, and whether there are any significant deficiencies in the design or operation of such controls and procedures, material weaknesses and any fraud involving any persons with a significant role in such controls and procedures) prior to endorsement by the boards;

     -  to consider other matters as defined by the boards;

     -  to report on all of the above matters to the boards.

                                    PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2). Financial Statements: the response to this portion of Item 16 is submitted as a separate section of this report beginning on page F-1.

 (A)(3)
  AND
  (C).
EXHIBITS                           DESCRIPTION
--------                           -----------
  3.1      Certificate of Incorporation of Atlanta Holdings Limited
           dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29,
           1995*.......................................................
  3.2      Memorandum and Articles of Association of Airplanes Limited
           dated March 11, 1996**......................................
  3.3      Memorandum and Articles of Association of Airplanes Limited
           reprinted with amendments to June 29, 2000****..............
  3.4      Airplanes U.S. Trust Amended and Restated Trust Agreement
           among GPA, Inc., as Settlor, Wilmington Trust Company, as
           the Delaware Trustee, and the Controlling Trustees referred to therein dated March 11, 1996**...........................
  3.5      Amendment to Airplanes U.S. Trust Amended and Restated Trust
           Agreement dated June 29, 2000****...........................
  4.1      Pass Through Trust Agreement dated as of March 28, 1996
           among Airplanes Limited, Airplanes U.S. Trust and Bankers
           Trust Company, as Trustee**.................................
  4.2      Trust Supplement No. 7 dated as of March 28, 1996 to the
           Pass Through Trust Agreement**..............................
  4.3      Trust Supplement No. 8 dated as of March 28, 1996 to the
           Pass Through Trust Agreement**..............................
  4.4      Trust Supplement No. 9 dated as of March 16, 1998 to the
           Pass Through Trust Agreement***.............................
  4.5      Trust Supplement No. 11 dated as of March 16, 1998 to the
           Pass Through Trust Agreement***.............................
  4.6      Trust Supplement No. 12 dated as of March 16, 1998 to the
           Pass Through Trust Agreement***.............................
  4.7      Trust Supplement No. 13 dated as of March 15, 2001 to the
           Pass Through Trust Agreement*****...........................
  4.8      Trust Supplement A dated as of March 16, 1998 to the Pass
           Through Trust Agreement***..................................
  4.9      Form of Subclass A-6 Pass Through Certificate***............
  4.10     Form of Subclass A-8 Pass Through Certificate***............
  4.11     Form of Subclass A-9 Pass Through Certificate*****
           (included in Exhibit 4.7)...................................
  4.12     Form of Class B Pass Through Certificate***.................
  4.13     Form of Class C Pass Through Certificate**..................
  4.14     Form of Class D Pass Through Certificate**..................
  4.15     Airplanes Limited Indenture dated as of March 28, 1996 among
           Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
           Company, as Trustee**.......................................
  4.16     Supplement No. 1 to the Airplanes Limited Indenture***......
  4.17     Supplement No. 2 to the Airplanes Limited Indenture*****....
  4.18     Airplanes U.S. Trust Indenture dated as of March 28, 1996
           among Airplanes U.S. Trust, Airplanes Limited and Bankers
           Trust Company, as Trustee**.................................
  4.19     Supplement No. 1 to the Airplanes Trust Indenture***........

 (A)(3)
  AND
  (C).
EXHIBITS                           DESCRIPTION
--------                           -----------
  4.20     Supplement No. 2 to the Airplanes Trust Indenture*****......
  4.21     Form of Floating Rate Subclass A-6 Note***..................
  4.22     Form of Floating Rate Subclass A-8 Note***..................
  4.23     Form of Floating Rate Subclass A-9 Note*****................
  4.24     Form of Floating Rate Class B Note***.......................
  4.25     Form of 8.15% Class C Note**................................
  4.26     Form of 10.875% Class D Note**..............................
  4.27     Form of 20.00% (inflation adjusted) Class E Note**..........
 10.1      Stock Purchase Agreement dated as of March 28, 1996 among
           AerFi, Inc., AerFi Group plc and Airplanes U.S. Trust**.....
 10.2      Stock Purchase Agreement dated as of March 28, 1996 among
           AerFi Group plc, Skyscape Limited and Airplanes Limited**...
 10.3      Administrative Agency Agreement dated as of March 28, 1996 among AerFi Financial Services (Ireland) Limited, AerFi
           Group plc, Airplanes Limited, AerFi II Limited, Airplanes
           U.S. Trust and AeroUSA, Inc.**..............................
 10.4      Amendment No. 1 to Administrative Agency Agreement dated as of February 5, 2002 among debis AirFinance Financial
           Services (Ireland) Limited, debis AirFinance Ireland plc,
           Airplanes Limited, Airplanes Holdings Limited, Airplanes
           U.S. Trust and AeroUSA Inc.******...........................
 10.5      Amendment No. 2 to Administrative Agency Agreement dated as of November 5, 2002 among debis AirFinance Financial
           Services (Ireland) Limited, debis AirFinance Ireland plc,
           Airplanes Limited, Airplanes Holdings Limited, Airplanes
           U.S. Trust and AeroUSA Inc..................................
 10.6      Servicing Agreement dated as of March 28, 1996 among GE
           Capital Aviation Services, Limited, Airplanes Limited,
           AeroUSA, Inc., AerFi II Limited, Airplanes U.S. Trust and
           AerFi Cash Manager Limited**................................
 10.7      Reference Agency Agreement dated as of March 28, 1996 among
           Airplanes Limited, Airplanes U.S. Trust Bankers Trust
           Company, as Airplanes Limited Indenture Trustee and
           Airplanes U.S. Trust Indenture Trustee, Bankers Trust
           Company, as Reference Agent and AerFi Cash Manager Limited,
           as Cash Manager**...........................................
 10.8      Secretarial Services Agreement dated as of March 28, 1996
           between Airplanes Limited and Mourant & Co. Secretaries
           Limited, as Company Secretary**.............................
 10.9      Cash Management Agreement dated as of March 28, 1996 between
           AerFi Cash Manager Limited, as Cash Manager, AerFi Group
           plc, Airplanes Limited, Airplanes U.S. Trust and Bankers
           Trust Company, as Trustee under each of the Airplanes
           Limited Indenture, the Airplanes U.S. Trust Indenture and
           the Security Trust Agreement**..............................
 10.10     Amendment No. 1 to Cash Management Agreement dated as of
           February 5, 2002 among debis AirFinance Cash Manager
           Limited, debis AirFinance Ireland plc, Airplanes Limited,
           Airplanes U.S. Trust and Bankers Trust Company******........
 10.11     Amendment No. 2 to Cash Management Agreement dated as of
           November 5, 2002 among debis AirFinance Cash Manager
           Limited, debis AirFinance Ireland plc, Airplanes Limited,
           Airplanes U.S. Trust and Bankers Trust Company..............
 10.12     Form of Swap Agreement**....................................

 (A)(3)
  AND
  (C).
EXHIBITS                           DESCRIPTION
--------                           -----------
 10.13     Security Trust Agreement dated as of March 28, 1996 among
           Airplanes Limited, Airplanes U.S. Trust, Mourant & Co.
           Secretaries Limited, the Issuer Subsidiaries listed therein,
           AerFi Financial Services (Ireland) Limited, AerFi Cash
           Manager Limited, AerFi Group plc, GE Capital Aviation
           Services, Limited, Bankers Trust Company, as Airplanes U.S.
           Trust Indenture Trustee and Airplanes Limited Indenture
           Trustee, Bankers Trust Company, as Reference Agent, and
           Bankers Trust Company, as Security Trustee**................
 12        Statement re Computation of Ratios..........................
 21        Subsidiaries of the Registrants.............................
 99.1      Appendix 3 to the offering memorandum dated March 15, 2001
           (Expected Portfolio
           Value based on the Depreciation factors and the Aircraft in the Portfolio as of
           January 31, 2001)******.....................................
 99.2      Certification pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.................................................

      * Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99978), previously filed with the Commission on December 1, 1995, and Amendments No. 1 through 5 thereto.

     ** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

   *** Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99978), previously filed with the Commission on December 30, 1997, and Amendments No. 1 through 3, thereto.

  **** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended June 30, 2000, previously filed with the Commission.

 ***** Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-58608), previously filed with the Commission on April 10, 2001 and Amendment No. 1 thereto.

****** Incorporated by reference to the Report on Form 10-K for the annual period ended March 31, 2002, previously filed with the Commission.

     (b) Reports on Form 8-K: filed on January 13, 2003, February 13, 2003 and March 13, 2003 (relating to the monthly report to holders of the Certificates); filed on February 13, 2003 (containing a press release in respect of annual aircraft appraisals).

     (d)  Not applicable.

                                AIRPLANES GROUP

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditors' Report................................    F-2
Balance Sheets..............................................    F-3
Statements of Operations....................................    F-4
Statements of Comprehensive Income/(Loss)...................    F-5
Statements of Changes in Shareholders' Deficit/Net
  Liabilities...............................................    F-6
Statements of Cash Flows....................................    F-7
Notes to the Financial Statements...........................    F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust

     We have audited the accompanying balance sheets of Airplanes Limited and Airplanes U.S. Trust ("Airplanes Group") as of March 31, 2003 and 2002, and the related statements of operations, changes in shareholders' deficit/net liabilities, comprehensive income/(loss) and cash flows for each of the years in the three year period ended March 31, 2003. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described more fully in notes 9 and 11 to the financial statements, the economic downturn as exacerbated by the September 11, 2001 terrorist attacks on the United States has had a significant adverse effect on the aircraft industry in general and on Airplanes Group which has resulted in reductions in aircraft values and lease rates. These conditions have affected Airplanes Group's ability to make scheduled principal and interest payments on the various classes of notes.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Airplanes Group as at March 31, 2003 and 2002, and the results of its operations and cash flows for each of the years in the three year period ended March 31, 2003, in conformity with generally accepted accounting principles in the United States.

     As discussed in note 4(f) to the financial statements, in the fourth quarter of 2002, Airplanes Group determined that the provision for loss making leases was not appropriate under authoritative accounting literature and eliminated the provision that had been established in prior years and maintained through charges to earnings. Airplanes Group determined it appropriate to eliminate such provisions retroactively and, as a result, prior period financial statements have been restated from those previously presented.

                                          KPMG
                                          Chartered Accountants
Dublin, Ireland
June 10, 2003

                                AIRPLANES GROUP

                                 BALANCE SHEETS

                                              MARCH 31, 2002                     MARCH 31, 2003
                                     --------------------------------   --------------------------------
                                     AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                             NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                             -----   ---------   ---------   --------   ---------   ---------   --------
                                               ($ MILLIONS)                       ($ MILLIONS)
ASSETS
Cash.......................    5         136          6          142        135          6          141
Accounts receivable........    6
  Trade receivables........               28         10           38         30          7           37
  Allowance for doubtful
     debts.................              (14)        (8)         (22)       (14)        (6)         (20)
Amounts due from Airplanes
  Limited..................    7          --         63           63         --         58           58
Net investment in capital
  and sales type leases....    8          --         --           --          3         --            3
Aircraft, net..............    9       2,175        121        2,296      1,944        111        2,055
Other assets...............                2          4            6          1         --            1
                                      ------       ----       ------     ------       ----       ------
Total assets...............            2,327        196        2,523      2,099        176        2,275
                                      ======       ====       ======     ======       ====       ======
LIABILITIES
Accrued expenses and other
  liabilities..............   10       1,470        140        1,610      2,003        193        2,196
Amounts due to Airplanes
  Trust....................    7          63         --           63         58         --           58
Indebtedness...............   11       3,019        295        3,314      2,924        285        3,209
Provision for
  maintenance..............   12         246         11          257        262         13          275
Deferred income taxes......   18          16         23           39         13         18           31
                                      ------       ----       ------     ------       ----       ------
Total liabilities..........            4,814        469        5,283      5,260        509        5,769
                                      ------       ----       ------     ------       ----       ------
Common stock, $1 par value
  per share, Authorised
  10,000 shares; issued and
  outstanding 30 shares in
  2003 and 2002
............................               --         --           --         --         --           --
Net liabilities............           (2,487)      (273)      (2,760)    (3,161)      (333)      (3,494)
                                      ------       ----       ------     ------       ----       ------
                                       2,327        196        2,523      2,099        176        2,275
                                      ======       ====       ======     ======       ====       ======

     Commitments and Contingent Liabilities (Notes 19 and 20)

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                            STATEMENTS OF OPERATIONS

                                                              YEAR ENDED MARCH 31,
                                       -------------------------------------------------------------------
                                                     2001                               2002
                                       --------------------------------   --------------------------------
                                       AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                               NOTES    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                               -----   ---------   ---------   --------   ---------   ---------   --------
                                                 ($ MILLIONS)                       ($ MILLIONS)
REVENUES
Aircraft leasing.............   14        432          39         471        382          28         410
Aircraft sales...............               8          13          21          5          --           5
EXPENSES
Cost of aircraft sold........              (4)        (10)        (14)        (2)         --          (2)
Impairment Provision.........    9         --          --          --       (245)        (47)       (292)
Depreciation and
  amortisation...............    9       (154)        (16)       (170)      (146)        (13)       (159)
Net interest expense.........   15       (487)        (49)       (536)      (559)        (55)       (614)
Bad and doubtful debts.......              (5)         (2)         (7)        (2)         (1)         (3)
Other lease costs............   16        (81)         (2)        (83)       (70)         (3)        (73)
Selling, general and
  administrative expenses....   17        (33)         (2)        (35)       (33)         (3)        (36)
                                         ----        ----        ----       ----        ----        ----
OPERATING LOSS BEFORE INCOME
  TAXES......................            (324)        (29)       (353)      (670)        (94)       (764)
Income tax benefit...........   18          8          12          20         42          22          64
                                         ----        ----        ----       ----        ----        ----
NET LOSS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.......            (316)        (17)       (333)      (628)        (72)       (700)
Cumulative effect of change
  in accounting principle,
  adoption of SFAS 133.......              --          --          --          5          --           5
                                         ----        ----        ----       ----        ----        ----
NET LOSS.....................            (316)        (17)       (333)      (623)        (72)       (695)
                                         ====        ====        ====       ====        ====        ====

                                     YEAR ENDED MARCH 31,
                               --------------------------------
                                             2003
                               --------------------------------
                               AIRPLANES   AIRPLANES
                                LIMITED      TRUST     COMBINED
                               ---------   ---------   --------
                                         ($ MILLIONS)
REVENUES
Aircraft leasing.............     337          21         358
Aircraft sales...............      14          --          14
EXPENSES
Cost of aircraft sold........     (15)         --         (15)
Impairment Provision.........     (74)         (2)        (76)
Depreciation and
  amortisation...............    (132)         (8)       (140)
Net interest expense.........    (660)        (65)       (725)
Bad and doubtful debts.......      (5)         (1)         (6)
Other lease costs............     (73)         (4)        (77)
Selling, general and
  administrative expenses....     (31)         (2)        (33)
                                 ----        ----        ----
OPERATING LOSS BEFORE INCOME
  TAXES......................    (639)        (61)       (700)
Income tax benefit...........       3           5           8
                                 ----        ----        ----
NET LOSS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.......    (636)        (56)       (692)
Cumulative effect of change
  in accounting principle,
  adoption of SFAS 133.......      --          --          --
                                 ----        ----        ----
NET LOSS.....................    (636)        (56)       (692)
                                 ====        ====        ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                   STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                                                       YEAR ENDED MARCH 31,
                              ------------------------------------------------------------------------------------------------------
                                            2001                               2002                               2003
                              --------------------------------   --------------------------------   --------------------------------
                              AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                               LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                              ---------   ---------   --------   ---------   ---------   --------   ---------   ---------   --------
                                        ($ MILLIONS)                       ($ MILLIONS)                       ($ MILLIONS)
Loss for the year...........    (316)        (17)       (333)      (623)        (72)       (695)      (636)        (56)       (692)
OTHER COMPREHENSIVE LOSS
 SFAS 133 transition
   adjustment...............      --          --          --        (35)         (3)        (38)        --          --          --
 Net change in cash flow
   hedges...................      --          --          --          2          --           2        (38)         (4)        (42)
                                ----         ---        ----       ----         ---        ----       ----         ---        ----
COMPREHENSIVE LOSS..........    (316)        (17)       (333)      (656)        (75)       (731)      (674)        (60)       (734)
                                ====         ===        ====       ====         ===        ====       ====         ===        ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

         STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT/NET LIABILITIES
                   YEARS ENDED MARCH 31, 2001, 2002 AND 2003

                                               AIRPLANES LIMITED
                           ----------------------------------------------------------
                                                            OTHER
                              SHARE       ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                             CAPITAL         LOSS           LOSS           DEFICIT
                           ------------   -----------   -------------   -------------
                           ($ MILLIONS)  ($ MILLIONS)   ($ MILLIONS)    ($ MILLIONS)
BALANCE AT MARCH 31, 2000
  (AS ORIGINALLY
  REPORTED)..............       --           1,546           --             1,546
Restatement..............       --             (31)          --               (31)
                               ---           -----           --             -----
Balance at March 31, 2000
  (as restated)..........       --           1,515           --             1,515
Net loss for the
  period.................       --             316           --               316
                               ---           -----           --             -----
Balance at March 31,
  2001...................       --           1,831           --             1,831
Net loss for the
  period.................       --             623           --               623
Cumulative effect of
  accounting change SFAS
  133 transaction
  adjustment.............       --              --           35                35
Other Comprehensive
  Loss...................       --              --           (2)               (2)
                               ---           -----           --             -----
Balance at March 31,
  2002...................       --           2,454           33             2,487
Net loss for the
  period.................       --             636           --               636
Other Comprehensive
  Loss...................       --              --           38                38
                               ---           -----           --             -----
BALANCE AT MARCH 31,
  2003...................       --           3,090           71             3,161
                               ===           =====           ==             =====

                                        AIRPLANES TRUST                   COMBINED
                           ------------------------------------------   ------------
                                             OTHER                      SHAREHOLDERS
                           ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS   DEFICIT/NET
                              LOSS           LOSS          DEFICIT      LIABILITIES
                           -----------   -------------   ------------   ------------
                          ($ MILLIONS)   ($ MILLIONS)    ($ MILLIONS)   ($ MILLIONS)
BALANCE AT MARCH 31, 2000
  (AS ORIGINALLY
  REPORTED)..............      181             --            181           1,727
Restatement..............       --             --             --             (31)
                               ---            ---            ---           -----
Balance at March 31, 2000
  (as restated)..........      181             --            181           1,696
Net loss for the
  period.................       17             --             17             333
                               ---            ---            ---           -----
Balance at March 31,
  2001...................      198             --            198           2,029
Net loss for the
  period.................       72             --             72             695
Cumulative effect of
  accounting change SFAS
  133 transaction
  adjustment.............       --              3              3              38
Other Comprehensive
  Loss...................       --             --             --              (2)
                               ---            ---            ---           -----
Balance at March 31,
  2002...................      270              3            273           2,760
Net loss for the
  period.................       56             --             56             692
Other Comprehensive
  Loss...................       --              4              4              42
                               ---            ---            ---           -----
BALANCE AT MARCH 31,
  2003...................      326              7            333           3,494
                               ===            ===            ===           =====

The accompanying notes are an integral part of the unaudited condensed financial statements

                                AIRPLANES GROUP

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED MARCH 31,
                         ------------------------------------------------------------------------------------------------------
                                       2001                               2002                               2003
                         --------------------------------   --------------------------------   --------------------------------
                         AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES              AIRPLANES   AIRPLANES
                          LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED    LIMITED      TRUST     COMBINED
                         ---------   ---------   --------   ---------   ---------   --------   ---------   ---------   --------
                                   ($ MILLIONS)                       ($ MILLIONS)                       ($ MILLIONS)
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net loss...............    (316)        (17)       (333)      (623)        (72)       (695)      (636)        (56)       (692)
Adjustments to
  reconcile net loss to
  net cash provided by
  operating activities:
Depreciation and
  amortisation.........     154          16         170        146          13         159        132           8         140
Impairment charge......      --          --          --        245          47         292         74           2          76
Aircraft maintenance,
  net..................     (25)         (2)        (27)        18          (2)         16         21           2          23
(Profit)/loss on
  disposal of
  aircraft.............      (4)         (3)         (7)        (3)         --          (3)         1          --           1
Deferred income
  taxes................      (8)        (12)        (20)       (42)        (22)        (64)        (3)         (5)         (8)
Accrued and deferred
  interest expense.....     300          29         329        387          39         426        496          49         545
Changes in operating
  assets and
  liabilities:
Accounts receivable,
  net..................       7         (19)        (12)        (7)        (15)        (22)        (2)          7           5
Other accruals and
  liabilities..........       1          --           1         10          (6)          4         (3)         (1)         (4)
Other assets...........      (4)          8           4          3           4           7          1           4           5
                           ----         ---        ----       ----         ---        ----       ----         ---        ----
NET CASH PROVIDED
  BY/(USED IN)
  OPERATING
  ACTIVITIES...........     105          --         105        134         (14)        120         81          10          91
                           ====         ===        ====       ====         ===        ====       ====         ===        ====
CASH FLOWS FROM
  INVESTING ACTIVITIES
Sale of/(Additions to)
  aircraft.............       6          13          19          2          --           2         12          --          12
Intercompany account
  movements............      --          --          --        (30)         30          --         --          --          --
Capital and sales type
  leases...............       7          --           7          7          --           7          4          --           4
                           ----         ---        ----       ----         ---        ----       ----         ---        ----
NET CASH PROVIDED
  BY/(USED IN)
  INVESTING
  ACTIVITIES...........      13          13          26        (21)         30           9         16          --          16
                           ====         ===        ====       ====         ===        ====       ====         ===        ====
CASH FLOWS FROM
  FINANCING ACTIVITIES
Repayment of notes.....    (806)        (81)       (887)      (168)        (16)       (184)       (98)        (10)       (108)
Issue of refinanced
  notes................     682          68         750         --          --          --         --          --          --
                           ----         ---        ----       ----         ---        ----       ----         ---        ----
NET CASH USED IN
  FINANCING
  ACTIVITIES...........    (124)        (13)       (137)      (168)        (16)       (184)       (98)        (10)       (108)
                           ====         ===        ====       ====         ===        ====       ====         ===        ====
NET DECREASE IN CASH...      (6)         --          (6)       (55)         --         (55)        (1)         --          (1)
Cash at beginning of
  year.................     197           6         203        191           6         197        136           6         142
                           ----         ---        ----       ----         ---        ----       ----         ---        ----
Cash at end of year....     191           6         197        136           6         142        135           6         141
                           ====         ===        ====       ====         ===        ====       ====         ===        ====
CASH PAID IN RESPECT
  OF:
Interest...............     190          20         210        169          17         186        162          17         179
                           ====         ===        ====       ====         ===        ====       ====         ===        ====

    The accompanying notes are an integral part of the financial statements.

                                AIRPLANES GROUP

                       NOTES TO THE FINANCIAL STATEMENTS

1.   SECURITIZATION TRANSACTION

     On March 28, 1996 (the "closing date") debis AirFinance Ireland plc (then known as GPA Group plc) and its subsidiary undertakings ("debis") re-financed on a long term basis certain indebtedness due to commercial banks and other senior secured debt. The re-financing was effected through a major aircraft securitization transaction (the "Transaction").

     Under the terms of the Transaction, a combination ("Airplanes Group") comprising Airplanes Limited, a special purpose company formed under the laws of Jersey, Channel Islands ("Airplanes Limited") and Airplanes U.S. Trust, a trust formed under the laws of Delaware ("Airplanes Trust") together acquired directly or indirectly from debis a portfolio of 229 commercial aircraft (collectively the "aircraft") and related leases (the "leases"). The Transaction was effected by transferring existing subsidiaries of debis that owned the aircraft to Airplanes Limited and Airplanes Trust, respectively. References to Airplanes Group in these notes to the financial statements may relate to Airplanes Limited and Airplanes Trust on a combined or individual basis as applicable.

     Simultaneously with such transfers, Airplanes Group issued notes of $4,048 million in aggregate principal amount in four classes: class A, class B, class C and class D ("notes") with approximately 91% of the principal amount of notes in each class being issued by Airplanes Limited and 9% approximately by Airplanes Trust. Airplanes Group also issued class E notes ranking after the notes and these were taken up by debis as part consideration for the transfer of the aircraft and certain related lease receivables. Airplanes Limited and Airplanes Trust have each fully and unconditionally guaranteed each others' obligations under the relevant notes.

     On March 16, 1998 Airplanes Group successfully completed a refinancing of $2,437 million related to class A and class B notes.

     On November 20, 1998 debis (then known as AerFi Group plc) transferred its holding of class E notes to GE Capital Corporation ("GE Capital").

     On March 15, 2001 Airplanes Group successfully completed a refinancing of $750 million related to Class A Notes.

2.   BASIS OF PREPARATION

     The accompanying financial statements of Airplanes Limited, Airplanes Trust and the combined balance sheets, statements of operations, statements of comprehensive income/(loss), statements of changes in shareholders' deficit/net liabilities and statements of cash flows of Airplanes Group (together the "Financial Statements") have been prepared on a going concern basis in accordance with the accounting policies set out in Note 4 and in conformity with United States of America generally accepted accounting principles.

     The financial statements separately consolidate the financial statements of Airplanes Limited and all of its subsidiary undertakings and the financial statements of Airplanes Trust and all of its subsidiary undertakings.

3. RELATIONSHIP WITH GE CAPITAL AVIATION SERVICES LIMITED ("GECAS") AND DEBIS AND MANAGEMENT ARRANGEMENTS

     GECAS provides, in consideration for management fees, certain management services to Airplanes Group pursuant to a servicing agreement entered into by GECAS with certain members of Airplanes Group and their subsidiaries. Under certain circumstances GECAS may resign from the performance of its duties in relation to the management of all the aircraft generally or, the management of one or more aircraft individually, provided in either case that a replacement has been appointed to manage the aircraft. In addition, Airplanes Group will, under certain circumstances, have the right to terminate the servicing agreement.

     As a holder of the majority of the class E notes, GE Capital has the right to appoint one director to the board of Airplanes Limited and one of the controlling trustees of Airplanes Trust. Airplanes Limited has a board of

3. RELATIONSHIP WITH GE CAPITAL AVIATION SERVICES LIMITED ("GECAS") AND DEBIS AND MANAGEMENT ARRANGEMENTS -- (CONTINUED)

directors of five directors, including the director appointed by the holders of the class E notes. The controlling trustees of Airplanes Trust are the same individuals.

     Certain cash management and administrative services are being provided by debis subsidiaries to Airplanes Group, pursuant to a cash management agreement and administrative agency agreement entered into by such debis subsidiaries with Airplanes Group.

     In the year to March 31, 2003, fees of $23.9 million and $5.7 million (2002: $23.5 million and $9.9 million) were charged by GECAS and debis respectively.

     Although Airplanes Group's portfolio will at all times be held in two different entities, Airplanes Limited and Airplanes Trust, Airplanes Group is managed and the note covenants structured on the basis of a single economic entity owning a single aircraft portfolio.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Airplanes Group's accounting policies conform with United States generally accepted accounting principles. The following paragraphs describe the main accounting policies followed in these financial statements.

     (a) Revenue Recognition

     Revenue from aircraft on operating leases is recognised as income as it accrues over the term of the leases. Unearned revenue from capital and sales type leases is amortised and included in income.

     (b) Aircraft

     Aircraft, including engines, are stated at cost less accumulated depreciation and, where considered necessary, impairment provisions.

     Aircraft carrying values are periodically assessed for impairment in accordance with Statement of Financial Accounting Standard ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires an evaluation for the recognition of an impairment loss for an asset held for use when the estimate of un-discounted future cashflows expected to be generated by the asset is less than its carrying amount. Measurement of impairment loss is to be recognised based on the fair value of the asset. Fair market values reflects the underlying economic value of the aircraft, including engines, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of aircraft simultaneously or to dispose of aircraft quickly. The fair market value of the assets is based on independent valuations of the aircraft in the fleet and management estimates of discounted future cash flows. SFAS 144 also requires that long-lived assets to be disposed of, be reported at the lower of the carrying amount or fair value less estimated disposal costs.

     Cost comprises the invoiced cost net of manufacturers' discounts. Depreciation is calculated on a straight line basis. The estimates of useful lives and residual values are reviewed periodically. The current estimates for residual values are generally 15% of cost, and for useful lives are as follows:

                                                              YEARS          FROM
                                                              -----    ----------------
Stage 2 aircraft............................................  20-25    Manufacture date
Refurbished and upgraded aircraft -- converted to
  freighters................................................  20       Conversion date
Turboprop aircraft..........................................  22.5     Manufacture date
All other aircraft..........................................  25       Manufacture date

     (c) Net Investment in Capital and Sales Type Leases

     The amounts due from lessees under capital leases, where the entire cost of the asset is recovered, are shown in the balance sheet at the net amount receivable under these leases. The related finance revenue is recognised as income over the period of the lease in proportion to the amounts outstanding.

     (d) Provision for Maintenance

     In most lease contracts the lessee has the obligation for maintenance costs on airframes and engines and in many lease contracts the lessee makes a full or partial prepayment, calculated at an hourly rate, from which maintenance expenditures for major checks are disbursed. The undisbursed portion of these prepayments are included in the provision for maintenance which may from time to time include prepayments made by current lessees and prior lessees. At the time an aircraft is re-leased to a new lessee, an assessment is made of the expected maintenance reserve requirement and any excess reserve is then released through the Statement of Operations.

     Maintenance provisions also include the directors' estimate of maintenance costs which are Airplanes Group's primary responsibility and certain amounts in respect of the risk of lessees defaulting on obligations, which could result in Airplanes Group incurring maintenance costs which are the lessee's primary responsibility.

     (e) Allowance for doubtful debts

     Allowances are made for doubtful debts where it is considered that there is a significant risk of non recovery.

     The assessment of risk of non recovery is primarily based on the extent to which amounts outstanding exceed the expected value of security held together with an assessment of the financial strength and condition of a lessee and the economic conditions existing in the lessee's operating environment.

     (f) Provision for Loss Making Leases

     Prior to the fourth quarter of fiscal year 2002, Airplanes Group maintained a provision for loss making leases. A lease was deemed to be loss making in circumstances where the contracted rental payments were insufficient to cover the depreciation and allocated interest cost attributable to the relevant aircraft, together with direct costs such as legal fees and other costs attributable to the lease over its term. During the fourth quarter of 2002, Airplanes Group determined that the provision for loss making leases was not appropriate under authoritative accounting literature and, therefore, eliminated the provision for loss making leases and related reserve. All prior periods presented in the accompanying financial statements have been restated to reflect this change.

     This change resulted in an increase/(decrease) in net loss for the years ended March 31, 2001 of $(17) million (Airplanes Limited: $(17) million; Airplanes Trust: $Nil), and decreased net liabilities as of April 1, 2000 by $31 million (Airplanes Limited: $31 million; Airplanes Trust: $Nil).

     (g) Taxation

     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognised in the period that includes the enactment date.

     Income tax is provided based on the results for the year. Airplanes Limited's underlying taxable entities in Ireland are subject to Irish Corporate Income Tax on approved trading operations at a rate of 10% until December 31, 2005 and thereafter, at a rate of 12.5%. Airplanes Trust's underlying taxable entities in the U.S. are subject to U.S. Federal and State taxes on their trading operations.

     (h) Concentrations of Credit Risk

     Financial instruments which potentially subject Airplanes Group to significant concentrations of credit risk consist primarily of trade accounts receivable and interest rate swaps. Details of Airplanes Group's interest rate swaps are set out at (i) below.

     Credit risk with respect to trade accounts receivable is generally diversified due to the number of lessees comprising Airplanes Group's customer base and the different geographic areas in which they operate. At March 31, 2003, Airplanes Group owned 179 aircraft, 158 of which were on lease to 55 lessees in 31 countries, with 21 aircraft off-lease. The geographic concentrations of leasing revenues is set out in Note 14.

     Many of Airplanes Group's lessees are in a relatively weak financial position because of the difficult economic conditions in the civil aviation industry as a whole, as exacerbated by the continuing economic and political fallout of the terrorist attacks of September 11, 2001, and because, in general, weakly capitalised airlines are more likely to seek operating leases.

     The exposure of Airplanes Group's aircraft to particular countries and customers is managed partly through concentration limits provided for under the terms of the notes and through obtaining security from lessees by way of deposits, letters of credit and guarantees. Airplanes Group will continue to manage its exposure to particular countries, regions and lessees through concentration limits. In the normal course of its business Airplanes Group has reached agreements with certain of its lessees to restructure their leases and defer certain receivable balances. Details of accounts receivable, deferred balances and provision for bad and doubtful debts are set out in Note 6.

     A Canadian lessee of eight Airplanes Group aircraft has recently filed for protection under the Companies Creditors Arrangement Act (Canada) and declared a moratorium over payments under its leases. Following an extension of its initial period of bankruptcy, the lessee has not resumed making any payments to Airplanes Group.

     Colombia has recently suffered economically as a result of the deterioration in the value of the Colombian peso and the resulting negative impact on the Colombian economy. As of March 31, 2003 Airplanes Group leased eleven aircraft to three lessees in Colombia. In particular, at March 31, 2003, Airplanes Group leased six aircraft to one Colombian lessee which had been in arrears. The lessee had previously agreed with the servicer, a 50% deferral of rentals for three months to be repaid over six months from January 2003. However, the lessee is currently in discussions with the servicer regarding further lease restructuring with rental reductions combined with lease extensions being a potential outcome. The lessee filed for chapter 11 bankruptcy protection in the US and following the expiry of its 60 day bankruptcy protection period recommenced making payments of amounts falling due.

     Airplanes Group's Brazilian lessees also continue to experience significant difficulties due to over-capacity and adverse market conditions. At March 31, 2003, 11 of Airplanes Group's aircraft were being operated by Brazilian lessees. Restructuring arrangements have been agreed with certain of the Brazilian lessees allowing for rescheduling of balances owing to Airplanes Group. Receivable balances with Brazilian lessees in total were $17.7 million at March 31, 2003.

     The commercial aviation industry in Asia has been adversely affected by the severe economic and financial difficulties experienced in the region since 1998/1999 and more recently by the effects of the SARS virus which has resulted in a significant drop in airline traffic both within and to the region. At March 31, 2003, 31 of Airplanes Group's aircraft were being operated by lessees in this region.

     (i) Fair Value of Financial Instruments

     SFAS 107 "Disclosures about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values of financial instruments have been determined with reference to available market information and the valuation methodologies discussed below. However, considerable management judgement is required in interpreting market data to arrive at estimates of fair values. Accordingly, the estimates presented herein may not be indicative of the amounts that Airplanes Group could realise in a current market exchange.

     (i) The fair value of cash, trade receivables and trade payables approximates the carrying amount because of the nature and short maturity of these instruments.

     (ii) The fair value of the class A, B, C and D notes issued by Airplanes Group outstanding at March 31, 2003 and 2002 was $1,571 million and $2,102 million respectively. Although the estimated fair values of the class A to D notes outstanding have been determined by reference to prices as at March 31, 2003 provided by an independent third party, these fair values do not reflect the market value of these notes at a specific time and should not be relied upon as a measure of the value that could be realized by a noteholder upon sale. While the amount subscribed for the class E notes was based on the appraised value of the aircraft at the closing date, the fair value of these notes at March 31, 2003 cannot be determined, as it represents the holders' residual interest in the aircraft owned by Airplanes Group.

     (iii) Airplanes Group manages its interest rate exposure through the use of interest rate swaps ("swaps") and in the past has also used options to enter into interest rate swaps ("swaptions"). At March 31, 2003 and 2002 Airplanes Group had entered into interest rate swaps with an aggregate notional principal amount of $1.71 billion and $1.87 billion respectively. Under these swap arrangements Airplanes Group will pay fixed and receive floating amounts on a monthly basis. The primary objective of Airplanes Group's interest rate risk management policy is to correlate fixed and floating rate interest payments on the notes to the mix of contracted fixed and floating rental payments for different rental periods in its portfolio. Since the end of the fiscal year, Airplanes Group has reviewed and modified its hedging policy with the approval of the rating agencies and will not enter into any further hedges of the class B notes and certificates as Airplanes Group anticipates ceasing payments of interest on these notes and certificates in the final quarter of 2003. Airplanes Group believes it prudent to continue to hedge its interest rate exposure on the class A notes and certificates as the mix of fixed and floating rental receipts does not correlate to the floating payments due on the class A notes and certificates. Airplanes Group also expects that by the end of 2003, its cashflows will be insufficient to enable any funds to be allocated to the "Second Collection Account Top-up" in the priority of payments. Therefore, Airplanes Group is no longer including this balance in its hedging calculations from the end of 2003. The fair values of interest rate swaps are provided by third parties and are calculated by discounting expected cash flows using market interest rates over the remaining term of the relevant instrument. The fair value of these swaps at March 31, 2003 and 2002 was an unrealised loss of $82.3 million and an unrealised loss of $36.0 million respectively.

     Interest rate exposures which may arise in the event that lessees paying fixed rate rentals default have in the past been managed in part through the purchase of swaptions. At March 31, 2003 and 2002 Airplanes Group had no swaptions in place.

     Airplanes Group is exposed to losses in the event of non-performance by counterparties to interest rate swap agreements. However, Airplanes Group does not anticipate non-performance by these counterparties.

     Counterparty risk is monitored on an ongoing basis. Counterparties are subject to the prior approval of the directors of Airplanes Limited and the controlling trustees of Airplanes Trust. Airplanes Group's counterparties at March 31, 2003 comprise major U.S./European financial institutions.

     (j) Foreign Currency Transactions

     Airplanes Group's foreign currency transactions are not significant as virtually all revenues and most costs are denominated in U.S. dollars.

     (k) Derivative Instruments and Hedging Activities

     For periods prior to April 1, 2001, derivative instruments entered into to offset Airplanes Group's exposure to interest rate risk were accounted for together with the underlying business transactions ("hedge accounting"). In the event of an early termination of an interest rate related derivative, the gain was deferred and recognized as an adjustment to interest expense over the remaining term of the underlying financial instrument.

     On April 1, 2001, Airplanes Group adopted SFAS 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." As a result, all derivatives are now recognized on the balance sheet at their fair value. All derivatives are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge) or a "held for trading" instrument. At March 31, 2002 all of Airplanes Group's interest rate swaps were designated as cash flow hedges.

     Airplanes Group has a detailed hedging policy, which has been approved by the board of directors of Airplanes Limited and controlling trustees of Airplanes Trust and the rating agencies. As part of this hedging policy Airplanes Group has formally documented all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking various hedge transactions.

     This process includes linking all derivatives that are designated as cashflow hedges to specific liabilities on the balance sheet. Airplanes Group formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are included in "Net change in cash flow hedges" in other comprehensive income ("OCI"), until earnings are affected by the variability in cash flows of the designated hedged item.

     Hedge accounting is discontinued prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or it is determined that designation of the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued, the derivative will continue to be carried at its fair value on the balance sheet, and any changes in its fair value will be recognized in earnings. In all situations where derivatives are designated as trading instruments, they are carried at fair value on the balance sheet and any changes in fair value are recognized in earnings.

     As described more fully in Note 11, Airplanes Group believes its cashflows will be inadequate to pay interest on the class B, C and D notes in the final quarter of 2003. Accordingly derivatives which have been documented as having a hedging relationship with the interest payments on the class B notes and certificates can no longer be classed as highly effective cashflow hedges, and therefore the decrease in value of these derivatives for the year ended March 31, 2003 of $4.2 million has been recognized in earnings in accordance with SFAS
133. These derivatives will continue to be a hedge of Airplanes Group's interest rate exposure in respect of the class B notes and certificates until the date interest is expected to cease being paid. From that date on they will be used as hedges of Airplanes Group's interest rate exposure in respect of the class A notes and certificates. Since the end of the fiscal year, Airplanes Group has accordingly reviewed and modified its hedging policy with the approval of the rating agencies and will not enter into further hedges of the class B notes and certificates.

     The opening effect as at April 1, 2001 of the adoption of SFAS 133 was $(38) million in other comprehensive income (i.e. if the swaps were sold then a loss of $38 million would have resulted) and $5 million in earnings (being the deferred gain on early termination of interest and related derivatives). Airplanes Group's financial statements for the first quarter of 2002 reported the net transition adjustment of $(33) million in other comprehensive income. The net change in the value of cash flow hedges for the year ended March 31, 2002 was an increase of $2 million. It is anticipated that $31.6 million of net losses included in accumulated other comprehensive loss at March 31, 2003 will be reclassified into earnings during the year to March 31, 2004. At March 31, 2003, Airplanes Group held derivative instruments with a maximum maturity of 52 months to hedge its exposure to interest rate risk.

(l) New Pronouncements

     In August 2001, the FASB issued SFAS Statement No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires Airplanes Group to record the fair value of an asset retirement obligation as a liability in the period in which the entity incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires Airplanes Group to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. No accrual has been made for asset retirement cost as Airplanes Group is currently unable to determine the timing or amount of any such costs.

     On April 30, 2003, the FASB issued SFAS Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to address (1) decisions reached by the Derivatives Implementation Group, (2) developments in other FASB projects that address financial instruments, and (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133, and Airplanes Group is currently considering its potential effect on future financial statements.

     On May 15, 2003, the FASB issued SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, Statement 150 is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. As Airplanes Group does not currently have any equity instruments outstanding, the new standard is not expected to have any effect on future financial statements.

5.   CASH

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2002                      2003
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Cash...............................................     136            6          135            6
                                                        ===          ===          ===          ===

     Substantially all of the cash balances at March 31, 2003 and 2002 are held for specific purposes under the terms of the Transaction. Included in the cash balances at March 31, 2003 and 2002 is restricted cash of $6 million.

6.   ACCOUNTS RECEIVABLE

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2002                      2003
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Trade receivables..................................      28           10           30            7
Allowance for doubtful debts.......................     (14)          (8)         (14)          (6)
                                                        ---          ---          ---          ---
                                                         14            2           16            1
                                                        ===          ===          ===          ===
Included in trade receivables are deferred amounts
  as follows:-
  Gross deferred lease receivables.................      13            4           15            2
  Allowance for doubtful debts.....................      (3)          (4)         (11)          (2)
                                                        ---          ---          ---          ---
                                                         10           --            4           --
                                                        ===          ===          ===          ===

     Deferred lease receivables at March 31, 2003 represent deferrals of rent, maintenance and miscellaneous payments due from lessees. The most significant of these lessees are located in Colombia and Brazil where the air transport sector is suffering from substantial over capacity and the effects of difficult economic conditions (see Note 4(h)).

     Receivables, before allowance for doubtful debts, include amounts classified as due after one year of $17.7 million (Airplanes Limited $15.3 million and Airplanes Trust $2.4 million) at March 31, 2003 and $9.0 million (Airplanes Limited $6.6 million and Airplanes Trust $2.4 million) at March 31, 2002.

     A number of Airplanes Group's lessees are in a weak financial position. As of March 31, 2003, amounts outstanding for a period greater than 30 days in respect of rental payments, maintenance reserves and other miscellaneous amounts due under the leases (net of amounts in respect of default interest and cash in transit) amounted to $9.0 million in respect of 12 lessees (who leased a combined total of 42 aircraft representing 25.33% of the portfolio by appraised value as of January 31, 2003) and $5.8 million in respect of five former lessees. Of the total $14.8 million, $5.4 million was in arrears for a period between 30 and 60 days, $2.9 million was in arrears for a period between 60 and 90 days and $6.5 million was in arrears for a period greater than 90 days. Some of these lessees have consistently been significantly in arrears in their respective rental payments and many are known to be currently experiencing financial difficulties.

     As of March 31, 2003, in addition to the $14.8 million in respect of payments past due more than 30 days, Airplanes Group had agreed to allow five lessees to defer rent, maintenance and miscellaneous payments totaling $17.7 million for periods ranging from nineteen months for one lessee in respect of $0.1 million and up to 58 months for one lessee in respect of $7.3 million.

7.   AMOUNTS DUE FROM AIRPLANES LIMITED TO AIRPLANES TRUST

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2002                      2003
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Amount receivable from Airplanes Limited/Payable to
  Airplanes Trust..................................     (63)          63          (58)          58
                                                        ===          ===          ===          ===

     Included in the balance at March 31, 2002 and March 31, 2003 was $80 million payable from Airplanes Trust to Airplanes Limited in respect of aircraft sales and purchases. The remaining balance of $138 million (2002: $143 million) represents the net amount due to Airplanes Trust in respect of Airplanes Trust's trading activities, including servicing of its debt obligations.

8.   NET INVESTMENT IN CAPITAL AND SALES TYPE LEASES

     The following are the components of the net investment in capital and sales type leases of Airplanes Limited:

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2002                      2003
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Total minimum lease payments receivable............      --           --            4           --
Estimated residual values of leased assets.........      --           --           --           --
Less unearned revenue..............................      --           --           (1)          --
                                                        ---          ---          ---          ---
Net investment in capital and sales type leases....      --           --            3           --
                                                        ===          ===          ===          ===

     Aggregate lease rentals in respect of such capital and sales type leases for the years ended March 31, 2001, 2002 and 2003 amounted to $10 million, (Airplanes Limited $5 million, Airplanes Trust $5 million), $7 million (Airplanes Limited $7 million, Airplanes Trust $Nil) and $4 million (Airplanes Limited $4 million, Airplanes Trust $Nil) respectively.

     Unearned revenue of $4 million (Airplanes Limited $4 million, Airplanes Trust $Nil), $0.4 million (Airplanes Limited $0.4 million, Airplanes Trust $Nil) and $0.3 million (Airplanes Limited $0.3 million, Airplanes Trust $Nil) for the years ended March 31, 2001, 2002 and 2003, respectively, was amortised and included in revenue.

9.   AIRCRAFT

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2002                      2003
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
AIRCRAFT
Cost.............................................      4,145         296         4,006         304
Less impairment charge...........................       (245)        (47)         (319)        (49)
Less accumulated depreciation....................     (1,725)       (128)       (1,743)       (144)
                                                      ------        ----        ------        ----
                                                       2,175         121         1,944         111
                                                      ======        ====        ======        ====
FLEET ANALYSIS
On operating lease for a further period of:
  More than five years...........................        138          --           113          --
  From one to five years.........................      1,471          76         1,285          39
  Less than one year.............................        524          18           421          46
Non revenue earning aircraft:
  Available for lease............................         42          27            83          26
  Available for lease, subject to letters of
     intent......................................         --          --            42          --
                                                      ------        ----        ------        ----
                                                       2,175         121         1,944         111
                                                      ======        ====        ======        ====

     Eight aircraft are subject to purchase options granted to existing lessees. The latest date on which a purchase option could be exercised is November 4, 2006.

                                                           YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
                                         2001                      2002                      2003
                                ----------------------    ----------------------    ----------------------
                                AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                 LIMITED       TRUST       LIMITED       TRUST       LIMITED       TRUST
                                ---------    ---------    ---------    ---------    ---------    ---------
                                     ($ MILLIONS)              ($ MILLIONS)              ($ MILLIONS)
Depreciation expense........       154          16           146          13           132           8
Impairment charge...........        --          --           245          47            74           2
                                   ---          --           ---          --           ---          --
                                   154          16           391          60           206          10
                                   ===          ==           ===          ==           ===          ==

     At March 31, 2003, Airplanes Group owned 179 (2002:186) aircraft.

     At March 31, 2003 21 aircraft were off-lease, two of which were subject to letters of intent to lease and one which was subject to a lease contract. Since March 31, 2003 one of the aircraft subject to a letter of intent to lease and the aircraft subject to a lease contract have delivered to lessees. One letter of intent expired without going to contract, but has since become subject to a new letter of intent to lease.

     During the last two years there was a general downturn in the world economic environment which was exacerbated by the terrorist attacks of September 11, 2001, which continues to affect the economic climate adversely. This, along with the effects of military action in Afghanistan, the war in Iraq and the outbreak of SARS, has resulted in a sharp increase in the availability of aircraft for lease, leading to significant overcapacity, increased downtime, a decline in the lease rates, increased costs due to unanticipated redeliveries of aircraft all of which have resulted in a decline in the value of aircraft, particularly older technology models.

     As of March 31, 2003, each of the B737-400, MD-83 and A320-200 models of aircraft comprised more than 10% of Airplanes Group's portfolio by appraised value as of January 31, 2003 and, in addition, each of the B737-300, B737-500, B767-300ER, DC-8, MD-11 and F-100 models of aircraft comprised more than 5% of Airplanes Group's portfolio by appraised value as of January 31, 2003. Furthermore, at March 31, 2003, widebody aircraft comprised more than 15%, and turboprop aircraft comprised more than 5% of Airplanes Group's portfolio by appraised value as of January 31, 2003.

     During the years ended March 31, 2002 and March 31, 2003, Airplanes Group evaluated all aircraft for impairment and this impairment analysis resulted in 52 and 8 aircraft, respectively, being identified with a carrying value greater than the estimated undiscounted future cash flows for such aircraft. An impairment loss was calculated for these aircraft based on the estimated discounted future cash flows for each aircraft. For certain aircraft the estimated discounted future cash flows were lower than the corresponding independent appraised value. The appraised values were determined based on the assumption that there is an "open unrestricted stable market environment with a reasonable balance of supply and demand." Since this assumption is not appropriate to certain aircraft, in respect of each aircraft estimated discounted cash flows were used as a more accurate indication of fair value.

10. ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                        MARCH 31,
                                                     ------------------------------------------------
                                                              2002                      2003
                                                     ----------------------    ----------------------
                                                     AIRPLANES    AIRPLANES    AIRPLANES    AIRPLANES
                                                      LIMITED       TRUST       LIMITED       TRUST
                                                     ---------    ---------    ---------    ---------
                                                          ($ MILLIONS)              ($ MILLIONS)
Accrued expenses and other liabilities include:
  Unearned revenue...............................          8          --             7           1
  Other accruals.................................         26          --            25          --
  Interest accrued...............................      1,370         136         1,864         184
  Valuation of swap portfolio....................         33           3            75           7
  Trade payables.................................          1          --             3          --
  Deposits received..............................         32           1            29           1
                                                       -----         ---         -----         ---
                                                       1,470         140         2,003         193
                                                       =====         ===         =====         ===
Of which:
  Payable within one year........................         78           4           117           8
  Payable after one year.........................      1,392         136         1,886         185
                                                       -----         ---         -----         ---
                                                       1,470         140         2,003         193
                                                       =====         ===         =====         ===

11. INDEBTEDNESS

     The components of the debt are as follows:

                                                                          MARCH 31,
                                                        ----------------------------------------------
                                                                 2002                    2003
                                                        ----------------------   ---------------------
                                                        AIRPLANES    AIRPLANES   AIRPLANES   AIRPLANES
                                                         LIMITED       TRUST      LIMITED      TRUST
                                                        ----------   ---------   ---------   ---------
                                                             ($ MILLIONS)            ($ MILLIONS)
Indebtedness in respect of notes issued:
  Subclass A-6........................................      254          25          174         17
  Subclass A-8........................................      638          62          638         62
  Subclass A-9........................................      683          67          683         67
  Class B.............................................      237          24          219         22
  Class C.............................................      320          30          320         30
  Class D.............................................      360          35          360         35
  Class E.............................................      538          53          538         53
                                                          -----         ---        -----        ---
                                                          3,030         296        2,932        286
  Discounts/costs arising on issue of notes...........      (11)         (1)          (8)        (1)
                                                          -----         ---        -----        ---
                                                          3,019         295        2,924        285
                                                          =====         ===        =====        ===

DEBT MATURITY

     The repayment terms of the class A, B, C and D notes are such that certain principal amounts were expected to be repaid on certain dates based on certain assumptions (each such date, the "expected final payment date") or refinanced through the issue of new notes by specified expected final payment dates but in any event are ultimately due for repayment on specified final maturity dates (each such date, the "final maturity date"). The expected final payment dates, final maturity dates, principal amount and interest rates applicable to each class of note are set out below:

                             INTEREST      PRINCIPAL AMOUNT     EXPECTED FINAL         FINAL
CLASS/SUBCLASS OF NOTES        RATES       AT MARCH 31, 2003     PAYMENT DATE*     MATURITY DATE
-----------------------    -------------   -----------------   -----------------   --------------
                                             ($ MILLIONS)
Subclass A-6.............  (LIBOR+.34%)            191         January 15, 2004    March 15, 2019
Subclass A-8.............  (LIBOR+.375%)           700         March 15, 2003      March 15, 2019
Subclass A-9.............  (LIBOR+.55%)            750         November 15, 2008   March 15, 2019
Class B..................  (LIBOR+.75%)            241         February 15, 2017   March 15, 2019
Class C..................  8.15%                   350         December 15, 2013   March 15, 2019
Class D..................  10.875%                 395         February 15, 2017   March 15, 2019
Class E..................  See below               591         See below           See below
                                                 -----
                                                 3,218
                                                 =====

---------------

* the expected final payment date is based on the base case assumptions in Airplanes Group's offering memorandum dated March 15, 2001 (the "2001 Base Case").

     Discounts on notes issues and costs arising on refinanced notes are netted against debt on the balance sheet. These amounts are accreted to the income statement over the expected life of the refinancing notes.

     On March 15, 2001, Airplanes Group successfully completed a $750 million refinancing of its subclass A-4 and subclass A-7 notes into new subclass A-9 notes.

     The dates on which principal repayment on the notes will actually occur will depend on the cash generated by Airplanes Group. Airplanes Group was due to refinance the subclass A-8 notes in the capital markets on

March 15, 2003. Given market conditions and the impact these conditions have had on Airplanes Group's performance as compared to the 2001 Base Case, a refinancing was not economically viable. In the absence of a refinancing of the A-8 notes, step-up interest at a rate of 0.5% per annum became payable from March 15, 2003. The expected final payment date for the subclass A-8 notes under the 2001 Base Case has thus proved incorrect. Due to insufficient cashflows and the low priority of step-up interest in the priority of payments, no step-up interest has been paid and it is not expected to be paid in the future.

     LIBOR on the class A and class B notes equates to the London interbank offered rate for one month U.S. dollar deposits.

     Interest on the class C and class D fixed rate notes is calculated on the basis of a 360-day year, consisting of twelve 30-day months.

     The class E notes accrue interest for each interest accrual period at a rate of 20% per annum. The stated interest rate on the class E notes is adjusted by reference to the U.S. consumer price index. Except for the class E note minimum interest amount plus the class E note supplemental interest amount, each of which are paid at a rate of 1% and 10% multiplied by the outstanding principal balance of the class E notes, respectively, no interest will be payable on the class E notes until all of the interest, principal and premium, if any, on the notes have been repaid in full. The principal on the class E notes will be repaid, subject to adequate funds being available, after the interest on the class E notes.

     In general the priority of the principal payments on the notes is as set out below:

     1. Specified minimum principal amounts on the class A and the class B notes in that order.

     2. Additional amounts on the class A notes in the event that the value of the portfolio falls below specified amounts.

     3. Scheduled principal repayments on the class C and class D notes in that order.

     4. Specified additional amounts on the class B notes and the class A notes in that order.

     5. Thereafter cash available to repay the principal on the notes is applied on each payment date to repay the outstanding principal on the class D notes, the class C notes, the class B notes and the class A notes in that order.

     Prior to March 15, 2003, on each payment date the priority of the principal amounts outstanding in respect of the various subclasses of class A notes was subclass A-6, subclass A-9 and subclass A-8 in that order. Because there was no refinancing of the subclass A-8 notes by March 15, 2003, the priority of the principal amounts outstanding in respect of the various subclasses of class A notes is now, subclass A-6, subclass A-8 and subclass A-9 in that order.

     The concentration on particular models or types of aircraft magnifies the adverse impact to Airplanes Group's cash flow of a decline in lease rates or aircraft values for these models or types of aircraft and of specific governmental or technical regulations imposed on those aircraft types. In this connection, Airplanes Group has seen (x) decreasing popularity of the turboprop aircraft, the cessation of production of MD-83s and MD-11s, the reduction in demand for B767s including in particular B767s powered by Pratt & Whitney engines, and the bankruptcy of Fokker, (y) noise regulations restricting the use of Stage 2 aircraft which, as of March 31, 2003, accounted for approximately 2.8% of Airplanes Group's portfolio by appraised value as of January 31, 2003, and (z) Airworthiness Directives ("ADs") with respect to the MD-80s, MD-11s and B737s. These events have caused, and are likely to continue to cause, overall lease rates and aircraft values to significantly decrease and may cause Airplanes Group to incur significant costs which would further reduce its cash flow.

     Administrative and lease expenses and certain other payments in the ordinary course of business are senior to the notes in priority of payment and are therefore payable before any payments are made on the notes (and thus the corresponding certificates).

     To the extent that we have sufficient available funds, Airplanes Group is required to pay a minimum principal amount on the class A notes in order to maintain certain loan to initial appraised value ratios. At the May 15, 2003 payment date Airplanes Group was ahead of the required class A minimum principal payment schedule to the extent of $37.6 million. Accordingly, no payments are currently due in respect of the minimum principal amount on the class A notes. However, Airplanes Group's overall cash performance since September 11, 2001 has been significantly weaker than was assumed in the 2001 Base Case. Airplanes Group has not had sufficient cash flows to pay class A principal adjustment amounts in full and on May 15, 2003 payment dates, Airplanes Group did not have sufficient cash flows to pay any class A principal adjustment amount. Airplanes Group expects it may not resume payment of class A principal adjustment amount in the future. Therefore, in time, Airplanes Group will no longer be ahead of the required class A minimum principal payment schedule. Airplanes Group expects this to occur in the third quarter of 2003, following which Airplanes Group will have to recommence payments of minimum principal on the class A notes to the extent of available cash flows. Since minimum principal on the class A notes ranks ahead of interest and minimum principal on the class B notes and interest on the class C and class D notes in the order of priority, and, given Airplanes Group's expected cash performance, Airplanes Group expects that, in addition to Airplanes Group's current inability to pay scheduled principal on the class C and D notes, Airplanes Group's cash flows will be inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes beginning in the final quarter of 2003.

     While Airplanes Group's actual results may differ from its current expectations, such differences as may arise are only likely to affect the timing of when Airplanes Group may cease to pay interest and minimum principal on the class B notes and interest on the class C and D notes.

     In the event that cash flows are inadequate to pay interest and minimum principal on the class B notes and interest on the class C and D notes, it is likely to be a long period of time before Airplanes Group will be able to resume making any payments on these notes. If Airplanes Group fails to pay interest when due, as is currently projected to be the case with respect to the class B, C and D notes beginning in the final quarter of 2003, interest will accrue on the unpaid interest. In these circumstances, since interest (and minimum principal) on the class A notes is payable prior to payment of interest and minimum/scheduled principal on the class B, C and D notes (and all other amounts of principal on the class B, C and D notes), available cash flows will be used first to service interest and, to the extent possible, minimum principal on the class A notes. To the extent that cash is available at any subsequent time to make payments ranking below class A minimum principal, cash flows will first be used to pay interest on the class B notes, which would then include all the accrued interest from the period when no payments were made on these notes. Thus the likelihood of remaining cash flows over the life of Airplanes Group being sufficient to resume any payments of class B minimum principal or any payments of interest or principal on the class C and, ultimately, the class D notes is even further diminished. Thus, Airplanes Group may be unable to repay in full principal on some or all of these classes of notes by their final maturity date. In addition, to the extent that Airplanes Group is able to resume making payments on these notes, payments will be made according to the priority of payments, commencing with the then most senior class and only making payments on more junior classes to the extent of available cash flows. The more junior the class of notes is in the order of priority, the greater the risk that we may be unable to repay in full principal on that class of notes by its final maturity date. A failure to make payments on a class of notes will result in failure to make payments on the corresponding class of certificates.

     This vulnerability of the various classes of notes has been reflected in actions taken by the rating agencies which reevaluated several structured aircraft financings in the last twelve months.

     Set out in the table below are the current ratings of our certificates:-

                                                              OUTSTANDING
                                                               PRINCIPAL
                                                               BALANCE AS
                                                              AT JUNE 16,                     MOODY'S (S&P
                        CERTIFICATE                               2003       S & P   FITCH     EQUIVALENT)
                        -----------                           ------------   -----   -----   ---------------
Subclass A-6................................................    $190.5m      AA-     BBB-    A1 (A+)
Subclass A-8................................................    $700.0m      A       BB      A3 (A-)
Subclass A-9................................................    $750.0m      A       BB      Baa2 (BBB)
Class B.....................................................    $235.7m      CCC     CCC     Caa2 (CCC)
Class C.....................................................    $349.8m      CCC     CCC     Caa3 (CCC-)
Class D.....................................................    $395.1m      CCC     CC      Ca (CC)

     Standard & Poor's has also placed each class and subclass of our certificates on negative outlook.

     Given the continuing difficulties in the aircraft industry and their impact on the factors which determine our revenues, there can be no assurance that the rating agencies will not further downgrade any class of our certificates.

     The ratings of the certificates address the likelihood of the timely payment of interest and the ultimate payment of principal and premium, if any, on the certificates. A rating is not a recommendation to buy, sell or hold certificates because ratings do not comment as to market price or suitability for a particular investor. A rating may be subject to revision, suspension or withdrawal at any time by the assigning rating agency.

12. PROVISION FOR MAINTENANCE

                                                                          MARCH 31,
                                                        ----------------------------------------------
                                                                 2002                    2003
                                                        ----------------------   ---------------------
                                                        AIRPLANES    AIRPLANES   AIRPLANES   AIRPLANES
                                                         LIMITED       TRUST      LIMITED      TRUST
                                                        ----------   ---------   ---------   ---------
                                                             ($ MILLIONS)            ($ MILLIONS)
Balance at April, 1...................................     233          13          246         11
Receivable during year................................      53           1           61          5
Expenditure/transfers.................................     (40)         (3)         (45)        (3)
                                                           ---          --          ---         --
Balance at March, 31..................................     246          11          262         13
                                                           ===          ==          ===         ==

     The reserve for maintenance includes maintenance reserve funds received from lessees and provisions to cover the directors' estimate of maintenance costs where Airplanes Group has the primary obligation for maintenance.

13. SHARE CAPITAL

                                                                 AIRPLANES
                                                                  LIMITED
                                                                 MARCH 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
                                                                    ($)
Ordinary shares, par value $1
Authorised 10,000...........................................  10,000   10,000
                                                              ======   ======
Issued 30...................................................      30       30
                                                              ======   ======

     The holders of the issued ordinary shares are entitled to an annual cumulative preferential dividend of $4,500. As Airplanes Limited does not have distributable profits this dividend has not been paid. As at March 31, 2003, the total unpaid cumulative preferential dividend amounted to $31,500.

14. REVENUES

                                                             YEAR ENDED MARCH 31,
                                     ---------------------------------------------------------------------
                                             2001                    2002                    2003
                                     ---------------------   ---------------------   ---------------------
                                     AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                      LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                         ($ MILLIONS)            ($ MILLIONS)            ($ MILLIONS)
The distribution of revenues by
  geographic area is as follows:
  Europe...........................     165           1         126           1         110           2
  North America....................      57          49          59          27          60          19
  South America....................     171           1         132          --         106          --
  Asia/rest of world...............      47           1          70          --          75          --
                                        ---         ---         ---         ---         ---         ---
                                        440          52         387          28         351          21
                                        ===         ===         ===         ===         ===         ===
Of which, aircraft sales revenue to
  third parties represents.........      (8)        (13)         (5)         --         (14)         --
                                        ---         ---         ---         ---         ---         ---
Leasing revenue....................     432          39         382          28         337          21
                                        ---         ---         ---         ---         ---         ---
Of which, maintenance revenue
  represents.......................      49           1          53           1          61           5
                                        ===         ===         ===         ===         ===         ===

     As of March 31, 2003 in addition to the eighteen aircraft which were off lease and not subject to a letter of intent there were 41 aircraft which were scheduled to come off lease within one year from March 31, 2003. It is expected that re-lease rates for the majority of these aircraft will be lower than the current contracted rates.

     At March 31, 2003, Airplanes Group had contracted to receive the following minimum rentals under operating leases:

                                                                         2003
                                                                ----------------------
                                                                AIRPLANES    AIRPLANES
                                                                 LIMITED       TRUST
                                                                ---------    ---------
                                                                     ($ MILLIONS)
Year ending March 31,
  2004......................................................       211           9
  2005......................................................       148           5
  2006......................................................        87           1
  2007......................................................        52           1
  2008......................................................        42           1
                                                                   ---          --
  Thereafter................................................       540          17
                                                                   ===          ==

     Contracted rentals are based on actual rates up to the first recalculation date, and thereafter are based on a budget LIBOR of 2.50%, and include aircraft subject to letters of intent to lease.

     Each of Airplanes Limited and Airplanes Trust operates in one business segment, the leasing of aircraft.

     For Airplanes Limited no customer accounted for more than 10% of revenue in any of the years ended March 31, 2001, 2002 or 2003 respectively. For Airplanes
Trust: (a) one lessee accounted for more than 10% of leasing revenue for the year ended March 31, 2001, and this lessee accounted for 34% of leasing revenue, (b) three lessees accounted for more than 10% of leasing revenue in the year ended March 31, 2002 and individually these lessees accounted for 34%, 10% and 11% of leasing revenue, respectively, (c) two lessees accounted for more than 10% of leasing revenue for the year ended March 31, 2003 and individually these lessees accounted for 25% and 60% of leasing revenue respectively.

15. NET INTEREST EXPENSE

                                                             YEAR ENDED MARCH 31,
                                     ---------------------------------------------------------------------
                                             2001                    2002                    2003
                                     ---------------------   ---------------------   ---------------------
                                     AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                      LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                         ($ MILLIONS)            ($ MILLIONS)            ($ MILLIONS)
Interest on notes issued...........     501          49         565          55         663          65
Interest income....................     (14)         --          (6)         --          (3)         --
                                        ---         ---         ---         ---         ---         ---
                                        487          49         559          55         660          65
                                        ===         ===         ===         ===         ===         ===
Cash paid in respect of interest...     190          20         169          17         162          17
                                        ===         ===         ===         ===         ===         ===

16. OTHER LEASE COSTS

                                                             YEAR ENDED MARCH 31,
                                     ---------------------------------------------------------------------
                                             2001                    2002                    2003
                                     ---------------------   ---------------------   ---------------------
                                     AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                      LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                         ($ MILLIONS)            ($ MILLIONS)            ($ MILLIONS)
Maintenance receipts from lessees,
  transferred to reserves..........      49           1          53           1          61           5
Net release of excess maintenance
  reserves.........................     (10)         --          --          --          (4)         (2)
Other lease costs..................      42           1          17           2          16           1
                                        ---         ---         ---         ---         ---         ---
                                         81           2          70           3          73           4
                                        ===         ===         ===         ===         ===         ===

17. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                             YEAR ENDED MARCH 31,
                                     ---------------------------------------------------------------------
                                             2001                    2002                    2003
                                     ---------------------   ---------------------   ---------------------
                                     AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES   AIRPLANES
                                      LIMITED      TRUST      LIMITED      TRUST      LIMITED      TRUST
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                         ($ MILLIONS)            ($ MILLIONS)            ($ MILLIONS)
GECAS management fees..............      21           2          22           2          23           1
Other selling, general and
  administrative expenses..........      12          --          11           1           8           1
                                        ---         ---         ---         ---         ---         ---
                                         33           2          33           3          31           2
                                        ===         ===         ===         ===         ===         ===

     In the year ended March 31, 2003, other selling, general and administrative expenses included an amount of $6 million (Airplanes Limited $5 million, Airplanes Trust $1 million) payable to debis in respect of Administration and Cash Management fees as compared to the amount of $10 million (Airplanes Limited $9 million, Airplanes Trust $1 million) payable in the year ended March 31, 2002 and $9 million (Airplanes Limited $8 million, Airplanes Trust $1 million) payable in the year ended March 31, 2001.

18. PROVISION FOR INCOME TAXES

     References to Airplanes Limited and Airplanes Trust in the context of this note refer to the underlying taxable entities of Airplanes Limited (primarily Irish entities) and Airplanes Trust (primarily U.S. entities).

(A)  AIRPLANES LIMITED

     Income tax benefit of Airplanes Limited consists of the following:

                                                                  YEAR ENDED MARCH 31,
                                                                  ---------------------
                                                                  2001    2002    2003
                                                                  -----   -----   -----
                                                                      ($ MILLIONS)
    Current income tax..........................................    --     --      --
    Deferred income tax.........................................     8     42       3
                                                                   ---     --      --
                                                                     8     42       3
                                                                   ===     ==      ==

     Airplanes Limited's income from approved activities in Ireland is taxable at a rate of 10% until December 31, 2005. Thereafter income from trading activities will be taxable at a rate of 12.5%.

     A reconciliation of differences between actual income tax benefit of Airplanes Limited for 2001, 2002 and 2003 and the expected tax benefit based on a tax rate of 12.5% is shown below:

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              2001    2002    2003
                                                              -----   -----   -----
                                                                  ($ MILLIONS)
Tax benefit at tax rate.....................................    41      86      59
Non-deductible class E note interest........................   (33)    (44)    (56)
                                                               ---     ---     ---
Actual tax charge...........................................     8      42       3
                                                               ===     ===     ===

     Class E note interest is not deductible for tax purposes in Ireland.

     Airplanes Limited has net operating loss carryforwards of approximately $1,914 million as of March 31, 2003, (2002: $1,869 million) which are available for offset against future taxable income with no restrictions to expiration.

     The deferred tax assets and liabilities of Airplanes Limited are summarised below:

                                                               MARCH 31,
                                                              ------------
                                                              2002    2003
                                                              ----    ----
                                                              ($ MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................  (238)   (239)
Deferred tax liability relating to:
  Aircraft..................................................   254     252
                                                              ----    ----
Net deferred tax liability..................................    16      13
                                                              ====    ====

(B)  AIRPLANES TRUST

     Income tax benefit of Airplanes Trust consists of the following:

                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                              2001    2002    2003
                                                              ----    ----    ----
                                                                  ($ MILLIONS)
Current income tax:
  Federal...................................................    4       5      --
  State.....................................................   --      --      --
                                                              ---     ---     ---
Total current...............................................    4       5      --
                                                              ---     ---     ---
Deferred income tax:
  Federal...................................................   (2)     12       4
  State.....................................................   --       5       1
Decrease in valuation allowance.............................   10      --      --
                                                              ---     ---     ---
Total deferred..............................................    8      17       5
                                                              ---     ---     ---
                                                               12      22       5
                                                              ===     ===     ===

     A reconciliation of differences between actual income tax benefit of Airplanes Trust for 2001, 2002 and 2003 and the expected tax benefit based on the U.S. federal statutory tax rate of 35% in 2001, 2002, and 2003 is shown below:

                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                              2001    2002    2003
                                                              ----    ----    ----
                                                                  ($ MILLIONS)
Tax benefit at statutory rate...............................   11      32      21
State taxes, net of federal.................................   --       3       1
Non-deductible class E note interest........................  (11)    (13)    (17)
Decrease in valuation allowance.............................   12      --      --
                                                              ---     ---     ---
                                                               12      22       5
                                                              ===     ===     ===

     Airplanes Trust has federal tax net operating loss carryforwards of approximately $100.2 million as of March 31, 2003 (2002: $91.6 million) which expire beginning in 2007 through 2021.

     Deferred tax assets and liabilities of Airplanes Trust are summarised below:

                                                               YEAR ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2002    2003
                                                              ----    ----
                                                              ($ MILLIONS)
Deferred tax assets relating to:
  Net operating loss carryforwards..........................   37      41
  Other.....................................................    4       2
                                                              ---     ---
                                                               41      43
                                                              ---     ---
Deferred tax liabilities relating to:
  Aircraft..................................................   47      44
  AMT NOL Liability.........................................   17      17
                                                              ---     ---
                                                               64      61
                                                              ---     ---
Net deferred tax liability..................................   23      18
                                                              ===     ===

     Although all of the aircraft are owned by Airplanes Trust, for tax purposes, certain of the aircraft are treated as being leased from third parties under U.S. "safe-harbor lease" tax rules. Under existing tax laws, certain events could reverse the cumulative effect of this tax treatment, in which case Airplanes Trust would be required to make payments to the third parties under the tax indemnification clauses included in the lease agreements. As of March 31, 2001, 2002 and 2003 the maximum potential exposure under these provisions was $0.2 million, $Nil and $Nil, respectively. Airplanes Trust believes that no events have taken place which could cause such payments to become due.

     Pursuant to a tax sharing agreement between Airplanes Trust and debis, Airplanes Trust is liable to debis for its share of the consolidated tax liability in years subsequent to the completion of the Transaction, in which Airplanes Trust generates taxable income. However, Airplanes Trust shall satisfy this liability in cash only to the extent that payments due to tax authorities from debis are attributable to Airplanes Trust's share of the consolidated tax liability; the remainder will be paid in the form of subordinated notes. Conversely, Airplanes Trust is entitled to be reimbursed by debis for any tax benefits provided subsequent to the completion of the Transaction, to debis from Airplanes Trust's tax losses. debis has also indemnified Airplanes Trust for any tax liabilities of AeroUSA, Inc. (a subsidiary of Airplanes Trust) that relate to tax years prior to the completion of the Transaction.

     Subsequent to November 20, 1998, AeroUSA, Inc. and AeroUSA 3, Inc. now file consolidated United States federal tax returns and certain local tax returns with General Electric Company ("GE"), such returns are being filed on a calendar basis. In addition, on November 20, 1998, Airplanes Trust entered into a tax sharing agreement with GE which is substantially similar to the tax sharing agreement between Airplanes Trust and debis which was in place prior to that date and which terminated on November 20, 1998, except with respect to those provisions relating to the position prior to the date on which AeroUSA, Inc. and AeroUSA 3, Inc. were deconsolidated from debis AirFinance, Inc.

     In relation to the tax year ended December 31, 2002, GE utilized $Nil of current year losses. Accordingly there will be no cash payment to Airplanes Group under the terms of this agreement in relation to the tax year ended December 31, 2002.

19. COMMITMENTS

CAPITAL COMMITMENTS

     Airplanes Group did not have any material contractual commitments for capital expenditures at March 31, 2003.

20. CONTINGENT LIABILITIES

GUARANTEES

     Airplanes Limited and Airplanes Trust have unconditionally guaranteed each others' obligations under all classes of notes issued by Airplanes Trust and Airplanes Limited, respectively, pursuant to the Transaction, details of which are set out in Note 1.

FOREIGN TAXATION

     The international character of Airplanes Group's operations gives rise to some uncertainties with regard to the impact of taxation in certain countries. The position is kept under continuous review and Airplanes Group provides for all known liabilities. See note 18 for tax warranties.

21. POST BALANCE SHEET EVENTS

     Since March 31, 2003, one DC9-51 aircraft has been sold and a contract for sale has been signed for two Metro III aircraft.

     Since the end of the fiscal year, Airplanes Group has reviewed and modified its hedging policy with the approval of the rating agencies and will not enter into further hedges of the class B notes and certificates as Airplanes Group anticipates ceasing payments of interest beginning in the final quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airplanes U.S. Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          AIRPLANES U.S. TRUST

                                          By:      /s/ WILLIAM M. MCCANN
                                            ------------------------------------
                                            Name: William M. McCann
                                            Title:  Controlling Trustee

Dated: June 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 30, 2003.

                    SIGNATURE                                            TITLE
                    ---------                                            -----
               /s/ HUGH R. JENKINS                 Controlling Trustee (principal executive officer)
-------------------------------------------------
                 Hugh R. Jenkins

               /s/ ROY M. DANTZIC                  Controlling Trustee (principal financial officer)
-------------------------------------------------
                 Roy M. Dantzic

              /s/ WILLIAM M. MCCANN                Controlling Trustee (principal accounting officer)
-------------------------------------------------
                William M. McCann

             /s/ RICHARD E. CAVANAGH               Controlling Trustee
-------------------------------------------------
               Richard E. Cavanagh

               /s/ BRIAN T. HAYDEN                 Controlling Trustee
-------------------------------------------------
                 Brian T. Hayden

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airplanes Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AIRPLANES LIMITED

                                          By:      /s/ WILLIAM M. MCCANN
                                            ------------------------------------
                                            Name: William M. McCann
                                            Title:  Director

Dated: June 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 30, 2003.

                         SIGNATURE                                            TITLE
                         ---------                                            -----
                    /s/ HUGH R. JENKINS                      Director (principal executive officer)
-----------------------------------------------------------
                      Hugh R. Jenkins

                    /s/ ROY M. DANTZIC                       Director (principal financial officer)
-----------------------------------------------------------
                      Roy M. Dantzic

                   /s/ WILLIAM M. MCCANN                     Director (principal accounting officer)
-----------------------------------------------------------
                     William M. McCann

                  /s/ RICHARD E. CAVANAGH                    Director
-----------------------------------------------------------
                    Richard E. Cavanagh

                    /s/ BRIAN T. HAYDEN                      Director
-----------------------------------------------------------
                      Brian T. Hayden

                                 CERTIFICATION

     I, William M. McCann, the Chairman of the Board of Directors of Airplanes Limited and Chairman of the Controlling Trustees of Airplanes U.S. Trust, certify that:

     (1) I have reviewed this annual report on Form 10-K of Airplanes Limited and Airplanes U.S. Trust;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Airplanes Limited and Airplanes U.S. Trust as of, and for, the periods presented in this annual report;

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Airplanes Limited and Airplanes U.S. Trust and I have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to Airplanes Limited and Airplanes U.S. Trust, including their consolidated subsidiaries, is made known to the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the disclosure controls and procedures of Airplanes Limited and Airplanes U.S. Trust as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     (5) I have disclosed, based on my most recent evaluation, to the auditors of Airplanes Limited and Airplanes U.S. Trust and the audit committee of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust:

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the ability of Airplanes Limited and Airplanes U.S. Trust to record, process, summarize and report financial data and have identified for the auditors of Airplanes Limited and Airplanes U.S. Trust any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Airplanes Limited and Airplanes U.S. Trust; and

     (6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ WILLIAM M. MCCANN
----------------------------------------------------

W. M. McCann
Chairman of the Board of
Airplanes Limited
Chairman of the Board of
Airplanes U.S. Trust(1)

---------------

(1) Airplanes Limited and Airplanes U.S. Trust are special purpose vehicles that do not employ and have not employed any individual as a chief executive officer or chief financial officer and do not have and have not had any employees or officers since their inception. For all executive management functions Airplanes Limited and Airplanes U.S. Trust retain and rely upon their third party aircraft servicer, administrative agent and cash manager. These third party service providers are required to perform these executive management functions in accordance with the requirements of the servicing agreement, administrative agency agreement and cash management agreement, respectively. With respect to the information contained in this annual report, all information regarding the aircraft, the leases and the lessees is provided by the servicer pursuant to the servicing agreement. The cash manager calculates monthly payments and makes all other calculations required by the cash management agreement. Pursuant to the administrative agency agreement, the administrative agent uses the information provided by the servicer and the cash manager and other information the administrative agent acquires in the performance of its services to Airplanes Limited and Airplanes U.S. Trust, to prepare all disclosure (including this annual report on Form 10-K) required to be filed with the Securities and Exchange Commission.

    All members of the Board of Directors of Airplanes Limited and the Controlling Trustees of Airplanes U.S. Trust, including the Chairman, are non-executives.

                   AIRPLANES LIMITED AND AIRPLANES U.S. TRUST
                               INDEX TO EXHIBITS

EXHIBIT                           DESCRIPTION
-------                           -----------
  3.1     Certificate of Incorporation of Atlanta Holdings Limited
          dated November 3, 1995 and Certificate of Incorporation on change of name to Airplanes Limited dated November 29,
          1995*.......................................................
  3.2     Memorandum and Articles of Association of Airplanes Limited
          dated March 11, 1996**......................................
  3.3     Memorandum and Articles of Association of Airplanes Limited
          reprinted with amendments to June 29, 2000****..............
  3.4     Airplanes U.S. Trust Amended and Restated Trust Agreement
          among GPA, Inc., as Settlor, Wilmington Trust Company, as
          the Delaware Trustee, and the Controlling Trustees referred to therein dated March 11, 1996**...........................
  3.5     Amendment to Airplanes U.S. Trust Amended and Restated Trust
          Agreement dated June 29, 2000****...........................
  4.1     Pass Through Trust Agreement dated as of March 28, 1996
          among Airplanes Limited, Airplanes U.S. Trust and Bankers
          Trust Company, as Trustee**.................................
  4.2     Trust Supplement No. 7 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**..............................
  4.3     Trust Supplement No. 8 dated as of March 28, 1996 to the
          Pass Through Trust Agreement**..............................
  4.4     Trust Supplement No. 9 dated as of March 16, 1998 to the
          Pass Through Trust Agreement***.............................
  4.5     Trust Supplement No. 11 dated as of March 16, 1998 to the
          Pass Through Trust Agreement***.............................
  4.6     Trust Supplement No. 12 dated as of March 16, 1998 to the
          Pass Through Trust Agreement***.............................
  4.7     Trust Supplement No. 13 dated as of March 15, 2001 to the
          Pass Through Trust Agreement*****...........................
  4.8     Trust Supplement A dated as of March 16, 1998 to the Pass
          Through Trust Agreement***..................................
  4.9     Form of Subclass A-6 Pass Through Certificate***............
  4.10    Form of Subclass A-8 Pass Through Certificate***............
  4.11    Form of Subclass A-9 Pass Through Certificate*****
          (included in Exhibit 4.7)...................................
  4.12    Form of Class B Pass Through Certificate***.................
  4.13    Form of Class C Pass Through Certificate**..................
  4.14    Form of Class D Pass Through Certificate**..................
  4.15    Airplanes Limited Indenture dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust and Bankers Trust
          Company, as Trustee**.......................................
  4.16    Supplement No. 1 to the Airplanes Limited Indenture***......
  4.17    Supplement No. 2 to the Airplanes Limited Indenture*****....
  4.18    Airplanes U.S. Trust Indenture dated as of March 28, 1996
          among Airplanes U.S. Trust, Airplanes Limited and Bankers
          Trust Company, as Trustee**.................................
  4.19    Supplement No. 1 to the Airplanes Trust Indenture***........
  4.20    Supplement No. 2 to the Trust Indenture*****................
  4.21    Form of Floating Rate Subclass A-6 Note***..................

EXHIBIT                           DESCRIPTION
-------                           -----------
  4.22    Form of Floating Rate Subclass A-8 Note***..................
  4.23    Form of Floating Rate Subclass A-9 Note*****................
  4.24    Form of Floating Rate Class B Note***.......................
  4.25    Form of 8.15% Class C Note**................................
  4.26    Form of 10.875% Class D Note**..............................
  4.27    Form of 20.00% (inflation adjusted) Class E Note**..........
 10.1     Stock Purchase Agreement dated as of March 28, 1996 among
          AerFi, Inc., AerFi Group plc and Airplanes U.S. Trust**.....
 10.2     Stock Purchase Agreement dated as of March 28, 1996 among
          AerFi Group plc, Skyscape Limited and Airplanes Limited**...
 10.3     Administrative Agency Agreement dated as of March 28, 1996 among AerFi Financial Services (Ireland) Limited, AerFi
          Group plc, Airplanes Limited, AerFi II Limited, Airplanes
          U.S. Trust and AeroUSA, Inc.**..............................
 10.4     Amendment No. 1 to Administrative Agency Agreement dated as of February 5, 2002 among debis AirFinance Financial
          Services (Ireland) Limited, debis AirFinance Ireland plc,
          Airplanes Limited, Airplanes Holdings Limited, Airplanes
          U.S. Trust and AeroUSA Inc.******...........................
 10.5     Amendment No. 2 to Administrative Agency Agreement dated as of November 5, 2002 among debis AirFinance Financial
          Services (Ireland) Limited, debis AirFinance Ireland plc,
          Airplanes Limited, Airplanes Holdings Limited, Airplanes
          U.S. Trust and AeroUSA Inc..................................
 10.6     Servicing Agreement dated as of March 28, 1996 among GE
          Capital Aviation Services, Limited, Airplanes Limited,
          AeroUSA, Inc., AerFi II Limited, Airplanes U.S. Trust and
          AerFi Cash Manager Limited**................................
 10.7     Reference Agency Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust Bankers Trust
          Company, as Airplanes Limited Indenture Trustee and
          Airplanes U.S. Trust Indenture Trustee, Bankers Trust
          Company, as Reference Agent and AerFi Cash Manager Limited,
          as Cash Manager**...........................................
 10.8     Secretarial Services Agreement dated as of March 28, 1996
          between Airplanes Limited and Mourant & Co. Secretaries
          Limited, as Company Secretary**.............................
 10.9     Cash Management Agreement dated as of March 28, 1996 between
          AerFi Cash Manager Limited, as Cash Manager, AerFi Group
          plc, Airplanes Limited, Airplanes U.S. Trust and Bankers
          Trust Company, as Trustee under each of the Airplanes
          Limited Indenture, the Airplanes U.S. Trust Indenture and
          the Security Trust Agreement**..............................
 10.10    Amendment No. 1 to Cash Management Agreement dated as of
          February 5, 2002 among debis AirFinance Cash Manager
          Limited, debis AirFinance Ireland plc, Airplanes Limited,
          Airplanes U.S. Trust and Bankers Trust Company******........
 10.11    Amendment No. 2 to Cash Management Agreement dated as of
          November 5, 2002 among debis AirFinance Cash Manager
          Limited, debis AirFinance Ireland plc, Airplanes Limited,
          Airplanes U.S. Trust and Bankers Trust Company..............
 10.12    Form of Swap Agreement**....................................
 10.13    Security Trust Agreement dated as of March 28, 1996 among
          Airplanes Limited, Airplanes U.S. Trust, Mourant & Co.
          Secretaries Limited, the Issuer Subsidiaries listed therein,
          AerFi Financial Services (Ireland) Limited, AerFi Cash
          Manager Limited, AerFi Group plc, GE Capital Aviation
          Services, Limited, Bankers Trust Company, as Airplanes U.S.
          Trust Indenture Trustee and Airplanes Limited Indenture
          Trustee, Bankers Trust Company, as Reference Agent, and
          Bankers Trust Company, as Security Trustee**................

EXHIBIT                           DESCRIPTION
-------                           -----------
 12       Statement re Computation of Ratios..........................
 21       Subsidiaries of the Registrants.............................
 99.1     Appendix 3 to the offering memorandum dated March 15, 2001
          (Expected Portfolio
          Value based on the Depreciation factors and the Aircraft in the Portfolio as of
          January 31, 2001)******.....................................
 99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.................................................

     * Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-99978), previously filed with the Commission on December 1, 1995, and Amendments No. 1 through 5 thereto.

     ** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

   *** Incorporated by reference to the Registration Statement on Form S-1 (File
       No. 33-99978), previously filed with the Commission on December 30, 1997, and Amendments No. 1 through 3, thereto.

  **** Incorporated by reference to the Report on Form 10-Q for the quarterly period ended June 30, 2000, previously filed with the Commission.

 ***** Incorporated by reference to the Registration Statement on Form S-4 (File
       No. 33-58608), previously filed with the Commission on April 10, 2001 and Amendment No. 1 thereto.

****** Incorporated by reference to the Report on Form 10-K for the annual period ended March 31, 2002, previously filed with the Commission.